Form 10-K
period 2002-12-31
TEXAS GENCO HOLDINGS INC
filed 2003-03-12
CIK 1188303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-31449

                           TEXAS GENCO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        76-0695920
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)
                1111 LOUISIANA                                 (713) 207-1111
             HOUSTON, TEXAS 77002                     (Registrant's telephone number,
           (Address and zip code of                         including area code)
         principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   Common Stock, par value $.001 per share                New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     CenterPoint Energy, Inc. owned all of the outstanding shares of common stock of Texas Genco Holdings, Inc. (Company) as of the last business day of the Company's most recent completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the Company was $243,071,014 as of February 25, 2003, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 25, 2003, the Company had 80,000,000 shares of Common Stock outstanding.

     Portions of the definitive proxy statement relating to the 2003 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, are incorporated by reference in Item 10, Item 11, Item 12 and Item 13 of Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I

Item 1.    Business....................................................    1
Item 2.    Properties..................................................   29
Item 3.    Legal Proceedings...........................................   29
Item 4.    Submission of Matters to a Vote of Security Holders.........   29

                                   PART II

Item 5.    Market for Common Stock and Related Stockholder Matters.....   29
Item 6.    Selected Financial Data.....................................   31
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   32
Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   46
Item 8.    Financial Statements and Supplementary Data of the
           Company.....................................................   47
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   68

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   68
Item 11.   Executive Compensation......................................   68
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................   68
Item 13.   Certain Relationships and Related Transactions..............   68

                                   PART IV

Item 14.   Controls and Procedures.....................................   68
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   69

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," "will," or other similar words.

     We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" beginning on page 20 in Item 1 of this report.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

                                  OUR BUSINESS

                                    GENERAL

     We are one of the largest wholesale electric power generating companies in the United States. We own 60 generating units at 11 electric power generation facilities located in Texas. We also own a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating station with two 1,250 megawatt (MW) nuclear generating units. As of December 31, 2002, the aggregate net generating capacity of our portfolio of assets was 14,175 MW. We sell electric generation capacity, energy and ancillary services within the Electric Reliability Council of Texas, Inc. (ERCOT) market. The ERCOT market consists of the majority of the population centers in the State of Texas and facilitates reliable grid operations for approximately 85% of the demand for power in the state.

     In June 1999, the Texas legislature enacted legislation (Texas electric restructuring law) which substantially amended the regulatory structure governing electric utilities in Texas in order to encourage retail electric competition. Under the Texas electric restructuring law, we ceased to be subject to traditional cost-based regulation. Since January 1, 2002, we have been selling generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. Accordingly, our historical financial information and operating data, such as demand and fuel data, covering periods prior to 2002 do not reflect what our financial position, results of operations and cash flows would have been had our generation facilities been operated during those periods under the current deregulated ERCOT market.

     As a result of requirements under the Texas electric restructuring law and agreements with our parent company, CenterPoint Energy, Inc. (CenterPoint Energy), we are obligated to sell substantially all of our capacity and related ancillary services through 2003 pursuant to capacity auctions. In these auctions, we sell firm entitlements to capacity and ancillary services on a forward basis dispatched within specified operational constraints. For more information regarding our auctions, please read "Capacity Auctions and Opportunity Sales" below.

     CenterPoint Energy registered and became subject, with its subsidiaries, to regulation as a registered holding company system under the Public Utility Holding Company Act of 1935 (1935 Act). The 1935 Act directs the Securities and Exchange Commission (SEC) to regulate, among other things, transactions among affiliates, sales or acquisitions of assets, issuances of securities, distributions and permitted lines of business.

     Texas Genco Holdings, Inc. (Texas Genco) was incorporated in Texas in August 2001. Our executive offices are located at 1111 Louisiana, Houston, Texas 77002, and our telephone number is (713) 207-1111. The generating assets of Texas Genco are owned and operated by Texas Genco, LP, its indirect wholly owned subsidiary. In this report, the terms "we," "us" or similar terms mean Texas Genco and its subsidiaries, unless the context indicates otherwise, while references to Texas Genco mean only the parent company.

     We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Our website address is http://www.txgenco.com.

              FORMATION, DISTRIBUTION AND RELIANT RESOURCES OPTION

     Texas Genco is an indirect majority owned subsidiary of CenterPoint Energy. Our portfolio of generation facilities was formerly owned by the unincorporated electric utility division of Reliant Energy, Incorporated (Reliant Energy), the predecessor of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy. Reliant Energy conveyed these facilities to us in accordance with a business separation plan adopted in response to the Texas electric restructuring law. For convenience, we describe our business in this report as if we had owned and operated our generation facilities prior to the date they were conveyed to us. On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80,000,000 outstanding shares of Texas Genco's common stock to CenterPoint Energy's common shareholders (distribution). CenterPoint Energy now indirectly owns approximately 81% of the outstanding shares of Texas Genco's common stock. For more information regarding our formation and the distribution, please read "Background of the Distribution of Texas Genco Shares" below.

     A former subsidiary of CenterPoint Energy, Reliant Resources, Inc. (Reliant Resources), has an option (Reliant Resources option) to purchase the shares of Texas Genco common stock owned by CenterPoint Energy exercisable in January 2004. For more information regarding this option, please read "Reliant Resources Option" below. CenterPoint Energy has stated that if Reliant Resources does not exercise its option to purchase CenterPoint Energy's interest in Texas Genco in 2004, CenterPoint Energy will consider strategic alternatives for its interest, including a possible sale.

                                THE ERCOT MARKET

     The ERCOT market consists of the State of Texas, other than a portion of the panhandle, a portion of the eastern part of the state bordering on Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 70,000 MW. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States.

     The ERCOT market operates under the reliability standards set by the North American Electric Reliability Council. The Public Utility Commission of Texas (Texas Utility Commission) has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state's main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike independent systems operators in other regions of the country, the ERCOT market is not a centrally dispatched power pool and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO serves as agent for procuring ancillary services for those market participants who elect not to provide their own ancillary services.

     The amount by which power generating capacity exceeded peak demand (reserve margin) in the ERCOT market has exceeded 20% since 2001, and the Texas Utility Commission and the ERCOT ISO have forecasted the reserve margin for 2003 to continue to exceed 20%. The commencement of commercial operation of new facilities in the ERCOT market will increase the competitiveness of the wholesale power market, which could have a material adverse effect on our business, results of operations, financial condition and cash flows and the market value of our assets.

     Since January 1, 2002, any wholesale producer of electricity that qualifies as a "power generation company" under the Texas electric restructuring law and that can access the ERCOT electric grid is allowed to sell power in the ERCOT market at unregulated rates. Transmission capacity, which may be limited, is needed to effect power sales. In the ERCOT market, buyers and sellers enter into bilateral wholesale capacity, energy and ancillary services contracts or may participate in the centralized ancillary services market, which the ERCOT ISO administers. Also, companies whose power generation facilities were formerly part of integrated utilities, like us, are required to auction entitlements to 15% of their capacity. For additional information regarding these auctions, please read "Capacity Auctions and Opportunity Sales--State Mandated Auctions" below. Wholesale buyers and sellers may also engage in spot market transactions in the ERCOT market. We expect the ERCOT market will be a very competitive market under the framework established by the Texas electric restructuring law.

     The transmission capacity available in the ERCOT market affects power sales. The power transfer from generators to meet demand across a transmission line is limited by the transfer capability of the line. Therefore, power sales or purchases from one location to another may be constrained by the power transfer capability between locations. A transmission path with significant power flow, the loss of which may cause system reliability problems, is identified as a commercially significant constraint. When scheduled power transfers across transmission facility elements exceed the transfer capability of such elements, the transmission facility is constrained and transmission congestion is declared by the ERCOT ISO. Transmission congestion is then resolved through the use of ancillary services and unit specific deployments to reduce the transfer across the constrained facility. With the addition of new loads, generators and transmission facilities and the re-rating of older facilities, the commercially significant constraints and transfer capabilities can change. Under current protocol, the commercially significant constraints and the transfer capabilities along these paths are reassessed every year. Currently, there are four congestion zones in the ERCOT market. The reserve margins may vary by congestion zone. The ERCOT ISO has also instituted direct assignment of congestion cost to those parties causing the congestion. This has the potential to increase the power generator's exposure to the congestion costs associated with transferring power between zones.

                    CAPACITY AUCTIONS AND OPPORTUNITY SALES

STATE MANDATED AUCTIONS

     As a power generation company that has been unbundled from an integrated electric utility, we are required by the Texas electric restructuring law to sell at auction firm entitlements to 15% of our installed generation capacity on a forward basis for varying terms of up to two years. We refer to the auctions held to satisfy this requirement as "state mandated auctions." Our obligation to conduct state mandated auctions will continue until January 1, 2007, unless before that date the Texas Utility Commission determines that loads equal to or exceeding 40% of the electric power consumed in 2000 before the onset of retail competition in Texas by residential and small commercial customers in CenterPoint Houston's service area are being served by retail electric providers not affiliated or formerly affiliated with CenterPoint Energy. Reliant Resources is deemed to be an affiliate of CenterPoint Energy for purposes of this test. Reliant Resources is currently not permitted under the Texas electric restructuring law to purchase capacity sold by us in the state mandated auctions.

     The capacity entitlements we are required to offer in the state mandated auctions are determined by rules adopted by the Texas Utility Commission. Under these rules, we are required to sell entitlements to 15% of our installed generation capacity in blocks of 25 MW each. Texas Utility Commission rules require 50% of the 25 MW blocks we sell in these auctions to consist of one-month allocations, or "strips," 30% to consist of one-year strips, and 20% to consist of two-year strips. Purchasers of our capacity entitlements offered in the state mandated auctions may resell them to third parties, other than Reliant Resources. We only auction entitlements to capacity dispatched within specified operational constraints to specific zonal delivery points and the entitlements do not convey any right to have power dispatched from a specific generating unit. This enables us to dispatch our commitments in the most cost-effective manner available. This also exposes us to the potential risk that in the event one of our low-cost base-load facilities is shut down, we may be required to satisfy our commitments with the output of higher cost facilities or with replacement power purchased from third parties in the open market.

     The types of capacity entitlements we offer in our state mandated auctions include:

     - base-load entitlements, representing our solid fuel and nuclear powered generation capacity, that provide energy at a relatively low fixed price and include limited ancillary services capabilities;

     - intermediate entitlements, representing various gas-fired generation capacity, that provide energy indexed to natural gas prices and at a specified heat rate and include flexible ancillary service capabilities;

     - cyclic entitlements, representing various other gas-fired generation capacity, that provide energy indexed to natural gas prices and at a specified heat rate and include flexible ancillary service capabilities; and

     - peaking entitlements, representing various smaller gas-fired generation capacity, that provide energy indexed to natural gas prices and at a specified heat rate and include limited ancillary service capabilities.

     Each of these categories of capacity entitlements is generally designed to have operating characteristics similar to the assumed underlying generating units. For example, base-load entitlements can be started once a month, whereas cyclic entitlements can be started up to 20 times a month.

CONTRACTUALLY MANDATED AUCTIONS

     We are contractually obligated to auction entitlements to substantially all of our capacity and related ancillary services available after the state mandated auctions until the date on which the Reliant Resources option either is exercised or expires. We refer to the auctions held to satisfy this obligation as "contractually mandated auctions." We are, however, permitted to reduce the amount of capacity we sell in the contractually mandated capacity auctions by the amount of operating reserves required to back up our obligations under our capacity auctions. Since we sell the majority of our capacity as firm entitlements, we typically reserve 1,250 MW of our capacity as operating reserves, which can be sold as interruptible power on a system-contingent basis.

     Prior to each contractually mandated auction, we determine the types of capacity entitlements we will auction after taking into consideration anticipated market demand and the auction principles required under our agreements with CenterPoint Energy. We intend to hold our contractually mandated auctions during the same time periods as our state mandated auctions to the extent market and other conditions permit. Under these principles we:

     - are required to offer a variety of capacity entitlements and ancillary services in the contractually mandated auctions so as to capture the full value of our generation assets;

     - may not withhold capacity from the ERCOT market, subject to the permitted reductions described above;

     - are required to offer a full array of ancillary services consistent with the capability of our generating units; and

     - may sell at terms acceptable to us in our sole discretion any capacity that is not sold in the contractually mandated auctions or any capacity entitlement not taken by the entitlement holder.

     As described above under "-- State Mandated Auctions," we offer entitlements to our base-load, intermediate, cyclic and peaking capacity in our contractually mandated auctions. However, we may vary the terms and conditions of the entitlements we sell in our contractually mandated auctions from those we offer in our state mandated auctions. The scale and diversity of our generation portfolio enables us to offer a greater variety of capacity entitlements than some of our competitors. We attempt to increase the overall profitability of our portfolio by offering capacity entitlements with a variety of operating characteristics through our contractually mandated auctions.

     Through 2003, Reliant Resources has the contractual right, but not the obligation, to purchase 50% (but not less than 50%) of each type of capacity entitlement we auction in the contractually mandated auctions at the prices established in the auctions. To exercise this right, Reliant Resources is required to notify us whether it elects to purchase 50% of the capacity auctioned no later than three business days prior to the date of the auction. We exclude the amount of capacity specified in Reliant Resources' notice from the auction. We auction any portion of the capacity that Reliant Resources does not reserve through its notice in the contractually mandated auctions.

     Upon determination of the prices for the capacity entitlements we auction, Reliant Resources is obligated to purchase the capacity it elected to reserve from the auction process at the prices set during the auction for that entitlement. If we auction capacity and ancillary services separately, Reliant Resources is entitled to participate in 50% of the offered capacity of each. In addition to its reservation of capacity, and whether or not it has reserved capacity in the auction, Reliant Resources is entitled to participate in each contractually mandated auction. If Reliant Resources exercises the Reliant Resources option, we will not conduct any capacity auctions, other than as required by Texas Utility Commission rules, between the option exercise date and the option closing date without obtaining Reliant Resources' consent, which it may not unreasonably withhold. If Reliant Resources does not exercise its option, we will no longer be required to conduct contractually mandated auctions following the expiration of that option.

AUCTION PRICING METHODOLOGY

     Revenues derived from our capacity auctions come from two sources: capacity payments and energy payments. Capacity payments are based on the final clearing prices, in dollars per kilowatt-month, determined during the auctions. We bill and collect for these capacity payments on a monthly basis just prior to the month of the entitlement. Energy payments consist of a variety of charges related to the fuel and ancillary services scheduled through our auctioned capacity entitlements. The energy payments we collect for capacity entitlements with underlying coal-fired, lignite-fired or nuclear capacity are based on a preestablished price derived from the Texas Utility Commission's forecasted fuel costs. The energy payments we collect for capacity entitlements with underlying gas-fired capacity are calculated using specified heat rates and the published Houston Ship Channel price for natural gas. Additional charges, referred to as "adders," are included in the energy payments to cover additional costs we incur when we are required to operate our facilities at less efficient operating ranges. We bill for these energy payments on a monthly basis in arrears.

AUCTION RESULTS

     We conducted our initial state mandated auctions and contractually mandated auctions from September 2001 through January 2003. Thirty-one companies, including Reliant Resources, registered and qualified to participate in these auctions. As a result, we sold 91% of our available capacity for 2002 and 74% of our available capacity for 2003. Our available capacity equals our total net generating capacity less capacity withheld as operating reserves and capacity that is subject to planned outages. The 3,400 MW of capacity that we have "mothballed" as described below under "-- Recent Plant Mothballing" is included in our available capacity only for the months of June through September 2003. We intend to hold auctions to sell our remaining available capacity for 2003 in March and July 2003.

     Reliant Resources purchased entitlements to 63% of our available 2002 capacity and through January 2003, has purchased 58% of our available 2003 capacity. These purchases have been made either through the exercise by Reliant Resources of its contractual rights to purchase 50% of the entitlements auctioned in the contractually mandated auctions or through the submission of bids in those auctions.

     To date, the market-based prices established in our capacity auctions have provided returns on our facilities substantially below historical regulated returns experienced by our integrated utility in the past. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" in Item 7 of this report, the pricing of our generation products is sensitive to gas prices. Higher gas prices in the latter part of 2002 and early 2003 have positively influenced the prices established in our recent capacity auctions. Generally, higher gas prices increase the capacity prices for our base-load entitlements since these entitlements are solid fuel with fixed fuel prices and prospective purchasers face higher-cost and more volatile priced gas-fired generation alternatives.

OPPORTUNITY SALES

     In addition to our capacity auctions, from time to time we sell energy on a short-term basis from the generating capacity we use as operating reserves. Any significant unforeseen outage at our base-load or other facilities could adversely impact revenues generated by these sales. We seek to maximize our opportunity sales by seeking to optimize the dispatching of the various facilities in our generating portfolio. For example, we can meet the gas-fired auction products (intermediate, cyclic and peaking) with generation from our lower cost base-load operating reserves when they are available, since entitlements to our auction products convey no right to specific units. Thus, the capacity factor on the base load capacity has a significant impact on the level of these opportunity sales through the course of the year.

                            OUR GENERATION PORTFOLIO

OVERVIEW

     We own 60 generating units at 11 electric power generation facilities located in Texas. We also own a 30.8% interest in the South Texas Project, a nuclear generating plant consisting of two 1,250 MW generating units. As of December 31, 2002, the aggregate net generating capacity of our combined portfolio of generation assets was 14,175 MW, which represents nearly 20% of the total net generating capacity serving the ERCOT market.

         SUMMARY OF OUR GENERATION FACILITIES (AS OF DECEMBER 31, 2002)

                                         NET
                                      GENERATING
                                       CAPACITY     NUMBER
GENERATION FACILITIES                 (IN MW)(1)   OF UNITS     DISPATCH TYPE      FUEL
---------------------                 ----------   ---------   ---------------   --------
W. A. Parish........................     3,661         9         Base-load,      Coal/Gas
                                                                Intermediate,
                                                               Cyclic, Peaking
Limestone...........................     1,612         2          Base-load      Lignite
South Texas Project(2)..............       770         2          Base-load      Nuclear
Cedar Bayou.........................     2,260         3        Intermediate     Gas/Oil
P. H. Robinson(3)...................     2,213         4        Intermediate       Gas
San Jacinto.........................       162         2        Intermediate       Gas
T. H. Wharton(3)....................     1,254        18       Cyclic, Peaking   Gas/Oil
S. R. Bertron.......................       844         6       Cyclic, Peaking   Gas/Oil
Greens Bayou(3).....................       760         7       Cyclic, Peaking   Gas/Oil
Webster(3)..........................       387         2       Cyclic, Peaking     Gas
Deepwater(3)........................       174         1           Cyclic          Gas
H. O. Clarke........................        78         6           Peaking         Gas
                                        ------        --
Total...............................    14,175        62
                                        ======        ==

---------------

(1) Net generating capacity equals gross maximum summer generating capability less the electric energy consumed at the facility.

(2) Represents our 30.8% interest in the South Texas Project.

(3) In October 2002, we announced our plan to mothball all 2,213 MW of capacity at our P.H. Robinson facility, 229 MW of capacity at our T.H. Wharton facility, 406 MW of capacity at our Greens Bayou facility, 374 MW of capacity at our Webster facility and all 174 MW of capacity at our Deepwater facility through at least May 2003. Please read "-- Recent Plant Mothballing."

BASE-LOAD AND INTERMEDIATE FACILITIES

     W.A. Parish. Our W.A. Parish facility is the largest coal and gas-fired power facility in the United States based on total MW of net generating capacity. The facility consists of a coal-fired plant and a gas-fired plant each located near Thompsons, Texas. The coal-fired plant includes four steam generating units for base-load service with an aggregate net generating capacity of 2,470 MW. Two of these units are 650 MW steam units that were placed in commercial service in December 1977 and December 1978, respectively. The other two units are 560 MW and 610 MW steam units that were placed in commercial service in June 1980 and December 1982, respectively.

     The gas-fired plant includes five generating units with an aggregate net generating capacity of 1,191 MW. Two of these units are 174 MW steam units that were placed in commercial service in June 1958 and December 1958, respectively. These units were converted for daily cyclic operation and the life of the units was extended in 1990 and 1991. The third unit at this plant is a 278 MW steam unit that was placed in commercial service in March 1961. These three units provide cyclic capacity. The fourth unit is a 552 MW steam unit for intermediate service that was placed in service in June 1968. This plant also has a 13 MW gas turbine generator unit available for peaking and emergency start-up purposes that was placed in service in July 1967.

     Limestone. Our Limestone facility is a lignite-fired base-load facility located approximately 120 miles northwest of Houston. This plant includes two steam generating units with an aggregate net generating capacity of 1,612 MW. The first unit is an 846 MW steam unit that was placed in commercial service in December 1985. The second unit is a 766 MW steam unit that was placed in commercial operation in December 1986.

     Cedar Bayou. Our Cedar Bayou facility is a gas and oil-fired intermediate facility located east of Baytown, Texas. This plant includes three generating units with an aggregate net generating capacity of 2,260 MW. Two of the units are 750 MW steam units that were placed in service in December 1970 and March 1972, respectively. The third unit is a 760 MW steam unit that was placed in service in December 1974.

     P.H. Robinson. Our P. H. Robinson facility is a gas-fired intermediate facility located east of San Leon, Texas. This plant consists of four steam generating units with an aggregate net generating capacity of 2,213 MW. Two of the units are 461 MW units that were placed in service in June 1966 and April 1967, respectively. The third unit is a 552 MW unit that was placed in service in December 1968. The fourth unit is a 739 MW unit that was placed in service in December 1973.

     San Jacinto. Our San Jacinto facility is a 162 MW gas-fired intermediate facility located in LaPorte, Texas that produces both steam and power. This plant includes two cogeneration units and associated equipment. Both units began commercial operation in April 1995. Each unit consists of a gas turbine that drives an air-cooled generator with the exhaust from the gas turbine being sent to a heat recovery steam generator.

CYCLIC AND PEAKING FACILITIES

     T.H. Wharton. Our T. H. Wharton facility is a gas and oil-fired cyclic and peaking facility located in Houston. This plant consists of 18 steam and gas turbine units with an aggregate net generating capacity of 1,254 MW. This facility includes a 229 MW steam unit for cyclic service that was placed in commercial operation in June 1960 and a 13 MW small gas turbine unit for peaking service that was placed in commercial operation in July 1967. In addition, six 57 MW gas turbines were placed in service at this facility in July 1972. An additional two 57 MW gas turbines and two 104 MW steam turbines were installed in August 1974 and were combined with the six gas turbines already in service to develop two combined cycle units for intermediate service. An additional six 58 MW gas turbines for peaking service were placed in service in November 1975.

     S.R. Bertron. Our S. R. Bertron facility is a gas and oil-fired cyclic and peaking facility located in Deer Park, Texas. This plant consists of four steam electric generating units, one auxiliary boiler for cyclic operations, and two gas turbine generators with an aggregate net generating capacity of 844 MW. The first two units at this plant are 174 MW steam units for cyclic service that commenced commercial operation in April 1956 and March 1958, respectively. Both of these units underwent cyclic conversion and life extension in 1989 and 1990. The third and fourth units at this plant are 230 MW steam units that commenced commercial operation in April 1959 and March 1960, respectively. Both of these units are capable of swinging from an overnight minimum of 40 MW to their rated maximum capacity during peak load hours. This facility also has a 23 MW gas turbine generator and a 13 MW gas turbine generator. Both of these units provide peaking service and commenced commercial operation in July 1967.

     Greens Bayou. Our Greens Bayou facility is a gas and oil-fired cyclic and peaking facility located northeast of Houston. This plant consists of one 406 MW steam turbine unit, three 54 MW gas turbine units and three 64 MW gas turbine units and has an aggregate net generating capacity of 760 MW. The 406 MW steam turbine unit provides cyclic service and was placed in commercial service in June 1973. The six gas turbine units provide peaking service and were placed in commercial service in December 1976.

     Webster. Our Webster facility is a gas-fired cyclic and peaking facility located southeast of Houston between the towns of Webster and League City. This plant has two units with an aggregate net generating capacity of 387 MW. One of these units is a 374 MW steam unit for cyclic service that was placed in service in May 1965 and the other is a 13 MW gas turbine for peaking service that was placed in commercial operation in July 1967.

     Deepwater. Our Deepwater facility is a gas-fired cyclic facility located in southeastern Harris County, Texas. This facility consists of a 174 MW steam unit that commenced commercial operation in 1955 and underwent a life extension and conversion for cyclic operation in 1992.

     H.O. Clarke. Our H.O. Clarke facility is a gas-fired peaking facility located in Houston that began operation in 1943. This plant currently consists of six simple-cycle air-cooled gas turbine generating units with an aggregate net generating capacity of 78 MW that were placed in service in June 1968.

RECENT PLANT MOTHBALLING

     In October 2002, we announced our plan to temporarily remove from service, or "mothball," approximately 3,400 MW of our gas-fired generating units through at least May 2003. We decided to mothball these units because of unfavorable market conditions in the ERCOT market, including a surplus of generating capacity and a lack of bids for the output of these units in our previous capacity auctions. In connection with our plan, the ERCOT ISO has determined that the mothballed units are not required for system reliability reasons through May 2003.

     The mothballed units represent approximately a third of our total gas-fired generating capacity. The capacity to be mothballed includes all 2,213 MW of capacity at our P.H. Robinson facility, 229 MW of capacity at our T.H. Wharton facility, 406 MW of capacity at our Greens Bayou facility, 374 MW of capacity at our Webster facility and all 174 MW of capacity at our Deepwater facility. Based upon the results of our recent capacity auctions, we will return some or all of the mothballed facilities to service during the summer of 2003.

     In connection with the decision to mothball 3,400 MW of our gas-fired generating units, we extended a voluntary early retirement package in November 2002 which was accepted by 94 of our employees. We do not believe the cost of this package will have a material impact on our results of operations, financial condition or cash flows.

SOUTH TEXAS PROJECT

     General. The South Texas Project is one of the largest nuclear powered generating facilities in the United States based on total MW of net generating capacity. This facility is located near Bay City, Texas and consists of two 1,250 MW generating units, the first of which commenced operation in August 1988 and the second in June 1989. We own a 30.8% interest in the South Texas Project and bear a corresponding 30.8% share of the capital and operating costs associated with the project. The South Texas Project is owned as a tenancy in common among us and three other co-owners. Each co-owner retains its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. We and the other three co-owners organized STP Nuclear Operating Company (STPNOC) to operate and maintain the South Texas Project. STPNOC is managed by a board of directors comprised of one director appointed by each of the co-owners, along with the chief executive officer of STPNOC.

     The two South Texas Project generating units operate under licenses granted by the Nuclear Regulatory Commission (NRC) that expire in 2027 and 2028. These licenses could potentially be extended for additional twenty-year terms if the project satisfies NRC requirements.

     Beginning in September 2002, an outage was commenced for one of the generating units at the South Texas Project to replace its steam generators with a model that is less susceptible to tube cracking. We expect this change will restore the design life of the unit and increase the potential for an extension of the South Texas Project's license. This unit was briefly returned to service in December 2002. However, as a result of certain non-safety related mechanical failures, the unit was removed from service in December 2002 and is expected to return to service in the first quarter of 2003. The steam generators in the other generating unit at the plant were replaced in the spring of 2000.

     Decommissioning Trust. CenterPoint Houston has been authorized to collect $2.9 million per year from customers using its transmission and distribution services and is obligated to deposit the amount collected into an external trust created to fund our 30.8% share of the decommissioning costs for the South Texas Project. As of December 31, 2002, the amount in the external trust established to fund our 30.8% interest was $163 million.

     In July 1999, an outside consultant estimated our 30.8% share of the decommissioning costs to be approximately $363 million in 1998 dollars. The consultant's calculation of decommissioning costs for financial planning purposes used the "DECON" methodology, one of the three alternatives acceptable to the NRC, and assumed deactivation of the project's two generating units upon the expiration of their 40-year operating licenses. The DECON methodology involves removal of all radioactive material from the site following permanent shutdown. The facility operator may then have unrestricted use of the site with no further requirement for a license. The consultant's calculation also assumed that the remainder of the plant systems and structures on site, not previously removed in support of license termination, are dismantled and the site restored.

     The owners of the South Texas Project must provide a report on the status of decommissioning funding to the NRC every two years. The report compares external trust funding levels to minimum decommissioning amounts calculated in accordance with NRC requirements. We first determine our decommissioning cost estimate by escalating the NRC's estimated decommissioning cost of $105 million per unit, expressed in 1986 dollars, for the effects of inflation between 1986 and the recent year-end and then multiplying by 30.8% to reflect our share of each unit of the South Texas Project. We then use this estimate to determine the minimum required level of funding as of the most recent year-end. The calculation of the NRC minimum funding level reflects that funding of the external trusts occurs over the operating lives of the generating units. Therefore, the minimum funding level is generally less than the estimated decommissioning cost. The last report was submitted to the NRC in March 2001 and showed that, as of December 31, 2000, the aggregate NRC minimum funding level was $52.1 million. While the trust's funding levels have historically exceeded minimum NRC funding requirements, we cannot assure you that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. These costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment.

     The investment of the funds in the external trust is managed in accordance with applicable laws and regulations and by a committee composed of our representatives and representatives of CenterPoint Energy. Pursuant to the terms of an agreement between Reliant Energy and Reliant Resources and the applicable NRC regulations, the responsibility for the decommissioning trust transferred to us at the time of Reliant Energy's corporate restructuring. In the event that funds from the trust are inadequate to decommission the facilities, CenterPoint Houston will be required to collect through rates or other authorized charges all additional amounts required to fund our obligations relating to the decommissioning of the South Texas Project. CenterPoint Energy is contractually obligated to indemnify us from and against any obligations relating to the decommissioning not otherwise satisfied through collections by CenterPoint Houston. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trust, the excess will be refunded to the rate payers of CenterPoint Houston or its successor.

TECHNICAL SERVICES AND SUPPORT FACILITIES

     We have a central support facility that we use to support our generation facilities and refer to as our "EDC facility." This facility includes office space, a maintenance shop, a chemical lab, a warehouse facility and a fleet maintenance garage. Reliant Resources leases a portion of this facility from us.

     Under our technical services agreement with Reliant Resources, it is obligated to provide engineering and technical support services and certain environmental, safety and industrial health services to support the operation and maintenance of our facilities. Reliant Resources is also obligated to provide systems, technical, programming and consulting support services and hardware maintenance, excluding plant-specific hardware, necessary to provide generation system planning, dispatch, and settlement and communication with the ERCOT ISO. We paid Reliant Resources approximately $28.3 million for providing these services during 2002.

                                 FUEL SUPPLIES

     We rely primarily on natural gas, coal, lignite and uranium to fuel our generation facilities. The fuel mix of our generating portfolio, based on actual fuel usage during 2002, was approximately 60% coal and lignite, 28% natural gas, and 12% nuclear for the year 2002. As of December 31, 2002, the fuel mix of our generating portfolio based on the capacity of our facilities was approximately 66% natural gas, 29% coal and lignite and 5% nuclear. Based on our current assumptions regarding the cost and availability of fuel, plant operation schedules, load growth, load management and the impact of environmental regulations, we do not expect the mix of fuel used by our generating portfolio will vary materially during 2003 from prior levels. As a result of new air emissions standards imposed by federal and state law, we anticipate having higher levels of plant maintenance in 2003 and subsequent years associated with the installation of environmental equipment. These factors could affect the mix of our future fuel usage.

     As a result of the Texas electric restructuring law, most of our energy sales are now based on generation capacity entitlement auctions. Successful bidders in these auctions are able to dispatch energy from their entitlements within specified operational constraints. Under the terms of the capacity auctions, successful bidders are required to make energy payments to cover a variety of charges related to the fuel and ancillary services scheduled through the auctioned entitlements.

NATURAL GAS

     We have long-term natural gas supply contracts with several suppliers. Substantially all of our long-term contracts contain pricing provisions based on fluctuating spot market prices. In 2002, we purchased approximately 60% of our natural gas requirements under these long-term contracts, including 42% under a contract with Kinder Morgan Texas Pipelines, Inc. Our contract with Kinder Morgan has expired. However, we have a letter of intent to execute a new long-term contract with Kinder Morgan in the first quarter of 2003. We purchased the remaining 40% of our natural gas requirements in 2002 on the spot market. Based on current market conditions, we believe we will be able to replace the supplies of natural gas covered under our long-term contracts when they expire with gas purchased on the spot market or under new long-term or short-term contracts. Our natural gas consumption and cost information for 2002 was as follows:


2002 average daily consumption..............................      385 Bbtu(1)
2002 peak daily consumption.................................       1,113 Bbtu
2002 average cost of natural gas............................   $3.32 per MMBtu(2)

---------------

(1) Billion British thermal units, or "Bbtu."

(2) Compared to $4.23 per million British thermal units, or "MMBtu," in 2001 and $3.98 per MMBtu in 2000.

     We lease gas storage facilities capable of storing 6.3 billion cubic feet of natural gas, of which 4.2 billion cubic feet is working capacity. We use these storage facilities to assist us in:

     - managing the volatility of the gas requirements of our generating facilities;

     - meeting the gas requirements of our generating facilities during periods of inadequate gas supplies; and

     - managing our gas-related costs.

     Our natural gas requirements are generally more volatile than our other fuel requirements because we use natural gas to fuel our intermediate, cyclic and peaking facilities and other more economical fuels to fuel our base-load facilities. Since our intermediate and peaking facilities are dispatched to meet the variations of demand for electricity, our gas requirements are highly variable, on both an hour-to-hour and day-to-day basis. Although natural gas supplies have been sufficient in recent years to supply our generating portfolio, available supplies are subject to potential disruption due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time or prices may increase rapidly in response to temporary supply constraints or other factors.

COAL AND LIGNITE

     In 2002, we purchased approximately 80% of the fuel requirements for our four coal-fired generating units at our W.A. Parish facility under two fixed-quantity long-term supply contracts scheduled to expire in 2010 and 2011. The price for coal was fixed under the first contract through the end of 2002, after which the price is tied to spot market prices. The price for coal under the second contract was approximately three times greater than the spot market prices for coal as of December 31, 2002. The second contract does not contemplate future prices being tied to spot market prices. The terms of this contract result from the market conditions in effect during the 1970's when the contract was entered into, including shortages of natural gas supplies, increased demand for low sulfur coal as a result of new environmental regulations and uncertainty regarding the future availability of long-term sources of coal supply. The energy payments we collect for capacity entitlements with underlying coal-fired capacity are based on a pre-established price based on the Texas Utility Commission's forecasted fuel costs, which incorporate our expected fuel costs under these long-term coal supply contracts. We purchase our remaining coal requirements for our W.A. Parish facility under short-term contracts. Despite the higher coal prices under these long-term contracts, our fuel costs associated with delivering energy from our coal-fired facilities are, based on recent natural gas prices, significantly lower than the fuel costs associated with delivering energy from our gas-fired facilities. We have long-term rail transportation contracts with Burlington Northern Santa Fe Railroad and the Union Pacific Railroad Company to transport coal to our W.A. Parish facility.

     We obtain the lignite used to fuel the two generating units of our Limestone facility from a surface mine adjacent to the facility. We own the mining equipment and facilities and a portion of the lignite reserves located at the mine. Mining operations are conducted by the owner of the remaining lignite reserves. In the past, we have obtained our lignite requirements under a long-term contract on a cost-plus basis. Since July 2002, we have obtained our lignite requirements under an amended long-term contract with the owner/operator at a fixed price determined annually that is expected to result in a cost of generation at the Limestone facility equivalent to the cost of generating with low sulfur Western coal. We expect the lignite reserves will be sufficient to provide all of the lignite requirements of this facility through 2015. The energy payments we collect for capacity entitlements with underlying lignite-fired capacity are based on a pre-established price based on the Texas Utility Commission's forecasted fuel costs, which incorporate our expected costs under our lignite supply contract.

     During 2002, we conducted a successful test burn of Wyoming coal at the Limestone facility. We anticipate using a blend of lignite and Wyoming coal to fuel our Limestone facility beginning in 2003 as a component of our oxides of nitrogen (NOx) control strategy. A fuel unloading and handling system was installed at the Limestone facility to accommodate the delivery of Wyoming coal. We expect that we will obtain Wyoming coal through spot and long-term market priced contracts. Our Limestone facility is connected with the Burlington Northern Santa Fe Railroad.

NUCLEAR

     The South Texas Project satisfies its fuel supply requirements by acquiring uranium concentrates, converting uranium concentrates into uranium hexafluoride, enriching uranium hexafluoride, and fabricating nuclear fuel assemblies. We are party to a number of contracts covering a portion of the fuel requirements of the South Texas Project for uranium, conversion services, enrichment services and fuel fabrication. Other than a fuel fabrication agreement that extends for the life of the South Texas Project, these contracts have varying expiration dates, and most are short to medium term (less than seven years). We believe that sufficient capacity for nuclear fuel supplies and processing exists to permit normal operations of the South Texas Project's nuclear powered generating units. The energy payments we collect for capacity entitlements with underlying nuclear capacity are based on a pre-established price based on the Texas Utility Commission's forecasted costs, which incorporate our expected costs under these contracts.

FUEL PIPELINE

     We own an 87-mile fuel pipeline that can transport either fuel oil or gas. As part of our system, we own over five million barrels of oil storage capacity that can supply fuel oil to our Cedar Bayou, Greens Bayou, S.R. Bertron and T.H. Wharton plants. For natural gas supply, our pipeline is connected to six of our generation facilities and is interconnected with several of our suppliers. Our pipeline provides us with added flexibility in managing the fuel supply requirements of our generation facilities.

CPS JOINT OPERATING AGREEMENT

     We have a joint operating agreement with the City Public Service Board of San Antonio (CPS) to jointly dispatch our portfolio of generating units with CPS' portfolio of 4,823 MW of generating capacity as a joint operating system to meet our combined obligations. The combined system includes approximately 19,000 MW of generating capacity and provides us with added economies of scale and production cost savings. A large portion of the benefit of joint operations is due to San Antonio's significant amount of capacity at its coal-fired generation facilities. We share the fuel cost savings realized under the agreement with the City of San Antonio. We currently share the cost savings benefits equally with CPS. The current agreement with CPS expires in 2009. Both parties are permitted to sell their capacity outside of the joint operating system if it is economically prudent to do so, in which case the parties would lose the agreement's cost savings benefits with respect to those sales. The capacity of CPS' generating facilities covered by the joint operating agreement is not included in the capacity auctions described under "Capacity Auctions and Opportunity Sales" above.

                                  COMPETITION

     The ERCOT market is highly competitive. We have approximately 80 competitors which include generation companies affiliated with Texas-based utilities, independent power producers, municipal or co-operative generators and wholesale power marketers. These competitors compete with us and each other by buying and selling wholesale power in the ERCOT market, entering into bilateral contracts and/or selling to aggregated retail customers. As of December 31, 2002, our facilities provided less than 20% of the aggregate net generating capacity serving the ERCOT market. Our competition is based primarily on price but we also may compete based on product flexibility. A number of our competitors are building efficient, combined cycle power plants that are generally not able to provide the operational flexibility, ancillary services and fuel risk mitigation that our large diversified portfolio of generating facilities can provide. In addition, we believe that there may be significant excess generating capacity constructed in the ERCOT market over the next several years. This overbuilding could result in lower prices for wholesale power in the ERCOT market. For more information regarding this trend and other competitive factors in the ERCOT market, please read "The ERCOT Market" above.

                                   CUSTOMERS

     Since January 1, 2002, we have sold power to wholesale purchasers, including retail electric providers, at unregulated rates through our capacity auctions. In addition to retail electric providers, our customers in the ERCOT market include municipal utilities, electric co-operatives, power trading organizations and other power generating companies. We are also a significant provider to the ancillary services market operated by the ERCOT ISO. We expect our mix of customers and the mix of participants will change significantly as the ERCOT market evolves from one dominated by vertically integrated electric utilities to one with utility-affiliated retail electric providers, new-entrant retail electric providers, a greater participation by unregulated energy merchants, and more generation capacity from independent generation companies. Sales to Reliant Resources represented approximately 66% of Texas Genco's total revenues in 2002.

                                   INSURANCE

GENERAL

     We carry insurance coverage consistent with companies engaged in similar commercial operations with similar properties. Our insurance coverage includes:

     - public liability insurance, covering liabilities to third parties for bodily injury and property damage resulting from our operations;

     - automobile liability insurance, for all owned, non-owned and hired vehicles, covering liabilities to third parties for bodily injury and property damage; and

     - property insurance, subject to replacement cost of insured real and personal property, including coverage for boiler and machinery breakdowns, earthquake and flood damage, subject to certain sublimits.

     We also maintain substantial excess liability insurance coverage above the established primary limits for public general liability and automobile liability insurance. Limits and deductibles are comparable to those carried by other electric generation companies of similar size. However, our insurance policies are subject to certain limits and deductibles and do not include business interruption coverage. Adequate insurance coverage may not be available in the future on commercially reasonable terms. Also, the insurance proceeds received for any loss of or any damage to any of our generation facilities may not be sufficient to restore the loss or damage without negative impact on our financial condition and results of operations. The costs of our insurance coverage have increased significantly during the past year and may continue to increase in the future.

NUCLEAR

     We and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses.

     Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of December 31, 2002. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. We and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $88 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks.

     We cannot assure you that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material adverse effect on our financial condition, results of operations and cash flows.

              BACKGROUND OF THE DISTRIBUTION OF TEXAS GENCO SHARES

RELIANT ENERGY'S BUSINESS SEPARATION PLAN

     The Texas electric restructuring law requires the restructuring of electric utilities in Texas in order to separate their power generation, transmission and distribution, and retail electric businesses into separate units. In March 2001, the Texas Utility Commission approved a business separation plan for Reliant Energy involving the separation of Reliant Energy's generation, transmission and distribution, and retail businesses into three separate companies. Effective August 31, 2002, Reliant Energy consummated a restructuring transaction in accordance with its business separation plan in which it, among other things:

     - conveyed all of its electric generating facilities to us;

     - became a subsidiary of CenterPoint Energy; and

     - converted into a limited liability company named CenterPoint Energy Houston Electric, LLC, which we refer to as "CenterPoint Houston."

     Although our portfolio of generating facilities was formerly owned by the unincorporated electric utility division of Reliant Energy, for convenience, we describe our business in this report as if we had owned and operated our generation facilities prior to the date they were conveyed to us. The book value of the net assets conveyed to us by Reliant Energy on August 31, 2002 was approximately $2.8 billion.

CENTERPOINT HOUSTON'S STRANDED COST RECOVERY

     Under the Texas electric restructuring law, transmission and distribution utilities whose generation assets were "unbundled" pursuant to the law, including CenterPoint Houston, are entitled to recover their "stranded costs" associated with those assets. The Texas electric restructuring law defines stranded costs as the positive excess of the regulatory net book value of the utility's unbundled generation assets over the market value of those assets, after taking specified factors into account. The law allows alternate methods for establishing a market value for generation assets, including outright sale, full or partial stock market valuation and asset exchanges. Under Reliant Energy's business separation plan, Reliant Energy agreed that the fair market value of our generating assets will be determined using the partial stock market valuation method. CenterPoint Energy made the distribution in order to establish a public market value for our shares that will be used in 2004 to calculate how much CenterPoint Houston will be able to recover as stranded costs and to comply with CenterPoint Energy's contractual obligations to Reliant Resources.

     Beginning in January 2004, on a schedule established by the Texas Utility Commission, investor-owned utilities in Texas may file to commence true-up proceedings. One of the purposes of the true-up proceeding for CenterPoint Energy will be to quantify the amount of stranded costs associated with our generation assets. In the proceeding, the regulatory net book value of our generating assets will be compared to the market value based on the partial stock valuation method. The resulting difference, if positive, is stranded cost that will be recoverable by CenterPoint Houston either through a transition charge, which is a non-bypassable charge assessed to CenterPoint Houston's customers, or through a securitization of such cost. Texas Genco is not entitled to receive any payment or other benefits in connection with CenterPoint Houston's recovery of stranded costs. In the true-up proceeding, the market value of our assets will be based on the average daily closing price of Texas Genco's common stock on The New York Stock Exchange for the 30 consecutive trading days chosen by the Texas Utility Commission out of the last 120 days immediately preceding the true-up filing, plus a control premium, up to a maximum of 10%, to the extent included in the valuation determination made by the Texas Utility Commission.

                            RELIANT RESOURCES OPTION

     One of the objectives of Reliant Energy's business separation plan was to separate Reliant Energy's operations into two unaffiliated publicly traded companies with one company, CenterPoint Energy, holding Reliant Energy's regulated energy delivery businesses and the other company, Reliant Resources, holding its competitive energy services operations. As part of the business separation plan, Reliant Resources was granted an option that may be exercised between January 10, 2004 and January 24, 2004 to purchase all of the shares of Texas Genco common stock owned by CenterPoint Energy. For more information regarding the Reliant Resources Option, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions -- Reliant Resources Option" in Item 7 of this report.

                                   REGULATION

     We are subject to regulation by various federal, state and local governmental agencies, including the regulations described below and under "The ERCOT Market," "Capacity Auctions and Opportunity Sales -- State Mandated Auctions" and "Environmental Matters -- Regulation" below.

PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

     As a subsidiary of a registered public utility holding company, we are subject to a comprehensive regulatory scheme imposed by the SEC in order to protect customers, investors and the public interest. Although the SEC does not regulate rates and charges under the 1935 Act, it does regulate the structure, financing, lines of business and internal transactions of public utility holding companies and their system companies. In order to obtain financing, acquire additional public utility assets or stock, or engage in other significant transactions, we are generally required to obtain approval from the SEC under the 1935 Act.

     Prior to the restructuring of Reliant Energy pursuant to its business separation plan, CenterPoint Energy and Reliant Energy obtained an order from the SEC that authorized the restructuring transactions and granted CenterPoint Energy certain authority with respect to system financing, dividends and other matters. The financing authority granted by that order will expire on June 30, 2003, and CenterPoint Energy must obtain a further order from the SEC under the 1935 Act, related, among other things, to the financing activities of CenterPoint Energy and its subsidiaries, including us, subsequent to June 30, 2003.

     In a July 2002 order, the SEC limited the aggregate amount of our external borrowings to $500 million. Our ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. In addition, the order restricts our ability to pay dividends out of capital accounts to the extent current or retained earnings are insufficient for those dividends. Under these restrictions, we are permitted to pay dividends in excess of our current or retained earnings in an amount up to $100 million.

     In 2002, CenterPoint Energy Resources Corp., a subsidiary of CenterPoint Energy, obtained authority from each state in which such authority was required to restructure in a manner that would allow CenterPoint Energy to claim an exemption from registration under the 1935 Act. CenterPoint Energy has concluded that a restructuring would not be beneficial and has elected to remain a registered holding company under the 1935 Act.

NUCLEAR REGULATORY COMMISSION

     We are subject to regulation by the NRC with respect to the operation of the South Texas Project. This regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstrations to the NRC that plant operations meet applicable requirements are also required. The NRC has the ultimate authority to determine whether any nuclear powered generating unit may operate.

     We and the other owners of the South Texas Project are required by NRC regulations to estimate from time to time the amounts required to decommission that nuclear generating facility and are required to maintain funds to satisfy that obligation when the plant ultimately is decommissioned. CenterPoint Houston currently collects through its electric rates amounts calculated to provide sufficient funds at the time of decommissioning to discharge these obligations. Funds collected will be deposited into a nuclear decommissioning trust. The beneficial ownership in the decommissioning trust is held by us, as the licensee of the facility. While current funding levels exceed NRC minimum requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and waste burial. For additional information regarding the decommissioning trust, please read "Our Generation Portfolio -- South Texas Project -- Decommissioning Trust" above.

                             ENVIRONMENTAL MATTERS

REGULATION

     We are subject to a number of federal, state and local laws and regulations relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including:

     - the discharge of pollutants into the air, water and soil;

     - the identification, generation, storage, handling, transportation, disposal, record keeping, labeling and reporting of, and the emergency response in connection with, hazardous and toxic materials and wastes, including asbestos, associated with our operations;

     - noise emissions from our facilities; and

     - safety and health standards, practices and procedures that apply to the workplace and the operation of our facilities.

     In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

     - construct or acquire new equipment;

     - acquire permits and/or marketable allowance or other emission credits for facility operations;

     - modify or replace existing and proposed equipment; and

     - clean up or decommission waste disposal areas, fuel storage and management facilities, and other locations and facilities, including generation facilities.

     If we do not comply with environmental requirements that apply to our operations, regulatory agencies could seek to impose on us civil, administrative and/or criminal liabilities as well as seek to curtail our operations. Under some statutes, private parties could also seek to impose upon us civil fines or liabilities for property damage, personal injury and possibly other costs.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), owners and operators of facilities from which there has been a release or threatened release of hazardous substances, together with those who have transported or arranged for the disposal of those substances, are liable for:

     - the costs of responding to that release or threatened release; and

     - the restoration of natural resources damaged by any such release.

AIR EMISSIONS

     NOx Reduction Program. As part of the 1990 amendments to the Federal Clean Air Act, requirements and schedules for compliance were developed for attainment of health-based standards. As part of this process, standards for NOx emissions, a product of the combustion process associated with power generation, are being developed or have been finalized. The Texas Commission on Environmental Quality (TCEQ) standards requires reduction of emissions from our power generating units. The Texas electric restructuring law, as well as regulations adopted by TCEQ in 2001, requires substantial reductions in NOx emissions from electric generating units. We are currently installing cost-effective controls at our generating plants to comply with these requirements. As of December 31, 2002, we had invested $551 million for NOx emission controls and we are planning to make expenditures of at least $131 million in the years 2003 through 2005, with possible additional expenditures after 2005. NOx control estimates for 2006 and 2007 have not been finalized. The Texas Utility Commission has initially approved our NOx emission reduction plan in the amount of $699 million as the most cost-effective alternative in achieving compliance with applicable air quality standards for our generation facilities. In addition, we are required to fund NOx reduction projects for pipelines in East Texas at a cost of $16.2 million, which is included in the amounts described above.

     The Environmental Protection Agency (EPA) has announced its determination to regulate hazardous air pollutants, including mercury, from coal-fired and oil-fired steam electric generating units under the Clean Air Act. The EPA plans to develop maximum achievable control technology (MACT) standards for these types of units as well as for turbines, engines and industrial boilers. The rulemaking for coal- and oil-fired steam electric generating units must be completed by December 2004. Compliance with the rules will be required within three years thereafter. The MACT standards that will be applicable to our units cannot be predicted at this time and may adversely impact our operations. The rulemaking for turbines is expected to be complete in August 2003 and for engines and industrial boilers in 2004. Based on the rules currently proposed, we do not anticipate a material adverse impact on our operations.

     In 1998, the United States signed the United Nations Framework Convention on Climate Change (Kyoto Protocol). The Kyoto Protocol calls for developed nations to reduce their emissions of greenhouse gases. Carbon dioxide, which is a major byproduct of the combustion of fossil fuel, is considered to be a greenhouse gas. In 2002, President Bush withdrew the United States' support for the Kyoto Protocol. Since this withdrawal, Congress has explored a number of other alternatives for regulating domestic greenhouse gas emissions. If the country re-enters and the United States Senate ultimately ratifies the Kyoto Protocol and/or if the United States Congress adopts other measures for the control of greenhouse gases, any resulting limitations on power plant carbon dioxide emissions could have a material adverse impact on all fossil fuel fired facilities, including ours.

     The EPA is conducting a nationwide investigation regarding the historical compliance of coal-fueled electric generating stations with various permitting requirements of the Clean Air Act. Specifically, the EPA and the U.S. Department of Justice have initiated formal enforcement actions and litigation against several other utility companies that operate these stations, alleging that these companies modified their facilities without proper preconstruction permit authority. To date, we have not received requests for information related to work activities conducted at our facilities. The EPA has not filed an enforcement action or initiated litigation in connection with our facilities. Nevertheless, any litigation, if pursued successfully by the EPA, could accelerate the timing of emission reductions currently contemplated for the facilities and result in the imposition of penalties.

     In February 2001, the United States Supreme Court upheld previously adopted EPA ambient air quality standards for fine particulate matter and ozone. While attaining these new standards may ultimately require expenditures for air quality control system upgrades for our facilities, regulations establishing required controls are not expected until after 2005. Consequently, it is not possible to determine the impact on our operations at this time.

     In July 2002, the White House sent to the United States Congress a Bill proposing the "Clear Skies Act of 2002" (Clear Skies Act), which is designed to achieve long-term reductions of multiple pollutants produced from fossil fuel-fired power plants. If enacted, the Clear Skies Act would target reductions averaging 70% for sulfur dioxide, NOx and mercury emissions and would create a gradually imposed market-based compliance program that would come into effect initially in 2008 with full compliance required by 2018. Fossil fuel-fired power plants owned by companies like us would be affected by the adoption of this program, or other legislation currently pending in Congress addressing similar issues. To comply with such programs, we and other regulated entities could pursue a variety of strategies including the installation of pollution controls, the purchase of emission allowances, or the curtailment of operations.

WATER

     In July 2000, the EPA issued final rules for the implementation of the total maximum daily load (TMDL) program. The goal of the TMDL program is to restore waters designated as impaired by identifying and restricting the loading of pollutants contributing to the impairment. While we are not aware of any of our facilities being directly affected by the current TMDL developments, there is the potential that the establishment of TMDLs may eventually result in more stringent discharge limits in our plant discharge permits. Such limits could require our facilities to install additional water treatment facilities or equipment, modify operational practices or implement other water quality improvement measures. In October 2001, the EPA signed a final rule delaying the effective date of the TMDL rule until April 30, 2003. In December 2002, the EPA published a proposal rulemaking that would withdraw the July 2000 rule.

     In April 2002, the EPA proposed rules under Section 316(b) of the Clean Water Act relating to the design and operation of cooling water intake structures. This proposal is the second of three current phases of rulemaking dealing with Section 316(b) and generally would affect existing facilities that use significant quantities of cooling water. Under the amended court deadline, the EPA is to issue final rules for these Phase II facilities by February 2004. While the requirements of the final rule cannot be predicted at this time, we may be required to incur significant capital expenditures. We anticipate that substantial comments and, if necessary, litigation will be filed by affected parties to attempt to achieve an acceptable final regulation.

     The EPA and the State of Texas periodically update water quality standards in response to new toxicological data and the development of enhanced analytical techniques that allow lower detection levels. The lowering of water quality criteria for parameters such as arsenic, mercury and selenium could affect generating facility discharge limitations and require our facilities to install additional treatment equipment.

ASBESTOS

     As a result of their age, many of our facilities contain significant amounts of asbestos insulation, other asbestos-containing materials and lead-based paint. Existing state and federal rules require the proper management and disposal of these potentially toxic materials. We have developed a management plan that includes proper maintenance of existing non-friable asbestos installations, and removal and abatement of asbestos containing materials where necessary because of maintenance, repairs, replacement or damage to the asbestos itself. We have planned for the proper management, abatement and disposal of asbestos and lead-based paint at our facilities.

     Our facilities are the subject of a number of lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been third party workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by us. We anticipate that additional claims like those received may be asserted in the future, and we intend to continue our practice of vigorously contesting claims that we do not consider to have merit. Although their ultimate outcome cannot be predicted at this time, we do not believe, based on our experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

                                   EMPLOYEES

     As of December 31, 2002, we employed approximately 1,639 people. Of these employees, approximately 1,102 were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 66 that extends through September 2003.

                               EXECUTIVE OFFICERS
                             (AS OF MARCH 1, 2003)

NAME                        AGE                               POSITION
----                        ---                               --------
David M. McClanahan.......  53    Chairman and Director
David G. Tees.............  58    President, Chief Executive Officer and Director
Scott E. Rozzell..........  53    Executive Vice President, General Counsel and Corporate Secretary
Gary L. Whitlock..........  53    Executive Vice President and Chief Financial Officer
James S. Brian............  55    Senior Vice President and Chief Accounting Officer
Joseph B. McGoldrick......  49    Corporate Vice President, Strategic Planning

     DAVID M. MCCLANAHAN is the Chairman of our board of directors. Mr. McClanahan has also served on the board of directors and as the President and Chief Executive Officer of CenterPoint Energy since September 2002. He served as the Vice Chairman of Reliant Energy from October 2000 to September 2002 and as President and Chief Operating Officer of Reliant Energy's Delivery Group since 1999. He also served as the President and Chief Operating Officer of Reliant Energy HL&P from 1997 to 1999. He has served in various other executive capacities with Reliant Energy since 1986. He previously served as Chairman of the Board of Directors of ERCOT and Chairman of the Board of the University of St. Thomas. He currently serves on the boards of the Edison Electric Institute, American Gas Association and Interstate Natural Gas Association of America.

     DAVID G. TEES is our President and Chief Executive Officer and a member of our board of directors. He served as Senior Vice President, Generation Operations of Reliant Energy from 1998 through August 2002. He also served as Vice President of Energy Production of Reliant Energy HL&P from 1986 through 1998. Mr. Tees has also served on the executive committee of the Edison Electric Institute Energy Supply Subcommittee and presently represents CenterPoint Energy as a Research Advisory Committee Member of the Electric Power Research Institute and is the Chairman of the Board of the STP Nuclear Operating Company.

     SCOTT E. ROZZELL is our Executive Vice President, General Counsel and Corporate Secretary. Mr. Rozzell has also served as the Executive Vice President, General Counsel and Corporate Secretary of CenterPoint Energy since September 2002. He served as Executive Vice President and General Counsel of the Delivery Group of Reliant Energy from March 2001 to September 2002. Prior to joining Reliant Energy, Mr. Rozzell was a senior partner in the law firm of Baker Botts L.L.P.

     GARY L. WHITLOCK is our Executive Vice President and Chief Financial Officer. Mr. Whitlock has also served as the Executive Vice President and Chief Financial Officer of CenterPoint Energy since September 2002. He served as Executive Vice President and Chief Financial Officer of the Delivery Group of Reliant Energy from July 2001 to September 2002. Mr. Whitlock served as the Vice President, Finance and Chief Financial Officer of Dow AgroSciences, a subsidiary of The Dow Chemical Company from 1998 to 2001.

     JAMES S. BRIAN is our Senior Vice President and Chief Accounting Officer. Mr. Brian has also served as the Senior Vice President and Chief Accounting Officer of CenterPoint Energy since August 2002. He served as Senior Vice President, Finance and Administration of the Delivery Group of Reliant Energy from 1999 to August 2002, and as Vice President and Chief Financial Officer of Reliant Energy HL&P from 1997 to 1999. He has served in various executive capacities with Reliant Energy since 1983.

     JOSEPH B. MCGOLDRICK is our Corporate Vice President, Strategic Planning. Mr. McGoldrick has also served as Corporate Vice President, Strategic Planning of CenterPoint Energy since September 2002. He served as Corporate Vice President, Strategic Planning of the Delivery Group of Reliant Energy from November 2001 to August 2002. He served as Senior Vice President, Finance & Administration for Reliant Energy Retail from 2000 to 2001. He has served in various executive capacities with Reliant Energy since 1993.

                                  RISK FACTORS

MARKET RISKS

  OUR REVENUES AND RESULTS OF OPERATIONS ARE IMPACTED BY MARKET RISKS THAT ARE BEYOND OUR CONTROL.

     We sell electric generation capacity, energy and ancillary services in the ERCOT market. Under the Texas electric restructuring law, we and other power generators in Texas are not subject to traditional cost-based regulation and therefore may sell electric generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. As a result, we are not guaranteed any rate of return on our capital investments through mandated rates, and our revenues and results of operations depend, in large part, upon prevailing market prices for electricity in the ERCOT market. Market prices for electricity, generation capacity, energy and ancillary services may fluctuate substantially. Our gross margins are primarily derived from the sale of capacity entitlements associated with our large, solid fuel base-load generating units, including our Limestone and W. A. Parish facilities and our interest in the South Texas Project. The gross margins generated from payments associated with the capacity of these units are directly impacted by natural gas prices. Since the fuel costs for our base-load units are largely fixed under long-term contracts, they are generally not subject to significant daily and monthly fluctuations. Because natural gas is the marginal fuel for facilities serving the ERCOT market during most hours, gas prices have a significant influence on the price of electric power. As a result, the price customers are willing to pay for entitlements to our solid fuel-fired base-load capacity generally rises and falls with natural gas prices.

     Market prices in the ERCOT market may also fluctuate substantially due to other factors. Such fluctuations may occur over relatively short periods of time. Volatility in market prices may result from:

     - oversupply or undersupply of generation capacity;

     - power transmission or fuel transportation constraints or inefficiencies;

     - weather conditions;

     - seasonality;

     - availability and market prices for natural gas, crude oil and refined products, coal, enriched uranium and uranium fuels;

     - changes in electricity usage;

     - additional supplies of electricity from existing competitors or new market entrants as a result of the development of new generation facilities or additional transmission capacity;

     - illiquidity in the ERCOT market;

     - availability of competitively priced alternative energy sources;

     - natural disasters, wars, embargoes, terrorist attacks and other catastrophic events; and

     - federal and state energy and environmental regulation and legislation.

  THERE IS CURRENTLY A SURPLUS OF GENERATING CAPACITY IN THE ERCOT MARKET AND WE EXPECT THE MARKET FOR WHOLESALE POWER TO BE HIGHLY COMPETITIVE.

     The reserve margin in the ERCOT market has exceeded 20% since 2001, and the Texas Utility Commission and the ERCOT ISO have forecasted the reserve margin for 2003 to continue to exceed 20%. The commencement of commercial operation of new facilities in the ERCOT market will increase the competitiveness of the wholesale power market, which could have a material adverse effect on our business, results of operations, financial condition and cash flows and the market value of our assets.

     Our competitors include generation companies affiliated with Texas-based utilities, independent power producers, municipal and co-operative generators and wholesale power marketers. The unbundling of vertically integrated utilities into separate generation, transmission and distribution and retail businesses pursuant to the Texas electric restructuring law could result in a significant number of additional competitors participating in the ERCOT market. Some of our competitors may have greater financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, greater potential for profitability from ancillary services, or greater flexibility in the timing of their sale of generating capacity and ancillary services than we do.

  WE ARE SUBJECT TO OPERATIONAL AND MARKET RISKS ASSOCIATED WITH OUR CAPACITY AUCTIONS.

     We are obligated to sell substantially all of our available capacity and related ancillary services through 2003 pursuant to capacity auctions. In these auctions, we sell firm entitlements on a forward basis to capacity and ancillary services dispatched within specified operational constraints. Although we have reserved a portion of our aggregate net generation capacity from our capacity auctions for planned or forced outages at our facilities, unanticipated plant outages or other problems with our generation facilities could result in our firm capacity and ancillary services commitments exceeding our available generation capacity. As a result, we could be required to obtain replacement power from third parties in the open market to satisfy our firm commitments, that could result in significant additional costs. In addition, an unexpected outage at one of our lower cost facilities could require us to run one of our higher cost plants in order to satisfy our obligations even though the energy payments for the dispatched power are based on the cost of our lower-cost facilities.

     We sell capacity entitlements in state mandated auctions and in our other contractually mandated auctions. The mechanics, regulations and agreements governing our capacity auctions are complex, and the auction process in which we sell entitlements to our capacity is relatively new. The state mandated auctions require, among other things, our capacity entitlements to be sold in pre-determined amounts. The characteristics of the capacity entitlements we sell in state mandated auctions are defined by rules adopted by the Texas Utility Commission and therefore cannot be changed to respond to market demands or operational requirements without approval by the Texas Utility Commission.

  IF THE ERCOT MARKET DOES NOT FUNCTION IN THE MANNER CONTEMPLATED BY THE TEXAS ELECTRIC RESTRUCTURING LAW, OUR BUSINESS PROSPECTS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY IMPACTED.

     The initiatives under the Texas electric restructuring law have had a significant impact on the nature of the electric power industry in Texas and the manner in which participants in the ERCOT market conduct their business. These changes are ongoing and we cannot predict the future development of the ERCOT market or the ultimate effect that this changing regulatory environment will have on our business. Some restructured markets in other states have recently experienced supply problems and extreme price volatility. If the ERCOT market does not function as planned once the deregulation initiatives called for by the Texas electric restructuring law have taken their full effect, our results of operations, financial condition and cash flows could be adversely affected. In addition, any market failures could lead to revisions or reinterpretations of the Texas electric restructuring law, the adoption of new laws and regulations applicable to us or our facilities and other future changes in laws and regulations that may have a detrimental effect on our business.

     As part of the transition to retail competition in Texas, the ERCOT market has changed from operating with multiple control areas, each managed by one of the utilities in the state, to a single control area managed by the ERCOT ISO. The ERCOT ISO is responsible for maintaining reliable operations of the bulk electric power supply system in the new combined control area. If the ERCOT ISO is unable to successfully manage these functions, the ERCOT market may not operate properly and our results of operations could be adversely affected. In addition, the ERCOT ISO may impose or the Texas Utility Commission may require price limitations, bidding rules and other mechanisms that could impact wholesale prices in the ERCOT market and the outcomes of our capacity auctions.

OPERATING RISKS

  THE OPERATION OF OUR POWER GENERATION FACILITIES INVOLVES RISKS THAT COULD ADVERSELY AFFECT OUR REVENUES, COSTS, RESULTS OF OPERATIONS AND CASH FLOWS.

     General. We are subject to various risks associated with operating our power generation facilities, any of which could adversely affect our revenues, costs, results of operations, financial condition and cash flows. These risks include:

     - operating performance below expected levels of output or efficiency;

     - breakdown or failure of equipment or processes;

     - disruptions in the transmission of electricity;

     - shortages of equipment, material or labor;

     - labor disputes;

     - fuel supply interruptions;

     - limitations that may be imposed by regulatory requirements, including, among others, environmental standards;

     - limitations imposed by the ERCOT ISO;

     - violations of permit limitations;

     - operator error; and

     - catastrophic events such as fires, hurricanes, explosions, floods, terrorist attacks or other similar occurrences.

     A significant portion of our facilities was constructed many years ago. Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at high efficiency and to meet regulatory requirements. This equipment is also likely to require periodic upgrading and improvement. Any unexpected failure to produce power, including failure caused by breakdown or forced outage, could result in reduced earnings.

     The cost of repairing damage to our facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events may adversely impact our results of operations, financial condition and cash flows. The occurrence or risk of occurrence of future terrorist activity may impact our results of operations and financial condition in unpredictable ways. These actions could also result in adverse changes in the insurance markets and disruptions of power and fuel markets. In addition, our power generation facilities and fuel supply could be directly or indirectly harmed by future terrorist activity. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the United States economy. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and margins and limit our future growth prospects. Also, these risks could cause instability in the financial markets and adversely affect our ability to access capital.

     We employ experienced personnel to maintain and operate our facilities and carry insurance to mitigate the effects of some of the operating risks described above. Our insurance policies, however, are subject to certain limits and deductibles and do not include business interruption coverage. Should one or more of the events described above occur, revenues from our operations may be significantly reduced or our costs of operations may significantly increase.

  WE RELY ON POWER TRANSMISSION FACILITIES THAT WE DO NOT OWN OR CONTROL AND ARE SUBJECT TO TRANSMISSION CONSTRAINTS WITHIN THE ERCOT MARKET. IF THESE FACILITIES FAIL TO PROVIDE US WITH ADEQUATE TRANSMISSION CAPACITY, WE MAY NOT BE ABLE TO DELIVER WHOLESALE ELECTRIC POWER TO OUR CUSTOMERS AND WE MAY INCUR ADDITIONAL COSTS.

     We depend on transmission and distribution facilities owned and operated by our affiliate, CenterPoint Houston, and on transmission and distribution systems owned by others to deliver the wholesale electric power we sell from our power generation facilities to our customers, who in turn deliver power to the end users. If transmission is disrupted, or if transmission capacity infrastructure is inadequate, our ability to sell and deliver wholesale electric energy may be adversely impacted.

     The single control area of the ERCOT market is currently organized into four congestion zones, referred to as the North, South, West and Houston zones. These congestion zones are determined by physical constraints on the ERCOT transmission system that make it difficult or impossible at times to move power from a zone on one side of the constraint to the zone on the other side of the constraint. All but two of our facilities are located in the Houston congestion zone. Our Limestone facility is located in the North congestion zone and the South Texas Project is located in the South congestion zone. We sell a portion of the entitlements offered in our state mandated auctions to customers located in congestion zones other than the Houston zone. Transmission congestion between these zones could impair our ability to schedule power for transmission across zonal boundaries, which are defined by the ERCOT ISO, thereby inhibiting our efforts to match our facility scheduled outputs with our customer scheduled requirements.

     The ERCOT ISO has instituted rules that directly assign congestion costs to the parties causing the congestion. Therefore, power generators participating in the ERCOT market could be liable for the congestion costs associated with transferring power between zones. We schedule our anticipated requirements based on our own forecasted needs, which rely in part on demand forecasts made by our customers. These forecasts may prove to be inaccurate. We could be deemed responsible for congestion costs if we schedule delivery of power between congestion zones during times when the ERCOT ISO expects congestion to occur between the zones. If we are liable for congestion costs, our financial results could be adversely affected. For more information about the ERCOT market, please read "Our Business -- ERCOT Market Framework" above.

  OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY IMPACTED BY A DISRUPTION OF OUR FUEL SUPPLIES.

     We rely primarily on natural gas, coal, lignite and uranium to fuel our generation facilities. We purchase our fuel from a number of different suppliers under long-term contracts and on the spot market. Under our capacity auctions, we sell firm entitlements to capacity and ancillary services. Therefore, any disruption in the delivery of fuel could prevent us from operating our facilities to meet our auction commitments, which could adversely affect our results of operations, financial condition and cash flows.

     Delivery of natural gas to each of our natural gas-fired facilities typically depends on the natural gas pipelines or distributors for that location. As a result, we are subject to the risk that a natural gas pipeline or distributor may suffer disruptions or curtailments in our ability to deliver natural gas to it or that the amounts of natural gas we request are curtailed. These disruptions or curtailments could adversely affect our ability to operate our natural gas-fired generating facilities. We lease gas storage facilities capable of storing approximately 6.3 billion cubic feet of natural gas, of which
4.2 billion cubic feet is working capacity.

     We purchase coal from a limited number of suppliers. Generally, we seek to maintain average coal reserves sufficient to operate our coal-fired facilities for 30 days. We also have long-term rail transportation contracts with two rail transportation companies to transport coal to our coal-fired facilities. Any extended disruption in our coal supply, including those caused by transportation disruptions, adverse weather conditions, labor relations or environmental regulations affecting our coal suppliers, could adversely affect our ability to operate our coal-fired facilities. We are also exposed to the risk that suppliers that have agreed to provide us with fuel could breach their obligations. Should these suppliers fail to perform, we may be forced to enter into alternative arrangements at then-current market prices. As a result, our results of operations, financial condition and cash flows could be adversely affected.

  TO DATE, WE HAVE SOLD A SUBSTANTIAL PORTION OF OUR AUCTIONED CAPACITY ENTITLEMENTS TO SUBSIDIARIES OF RELIANT RESOURCES. ACCORDINGLY, OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY AFFECTED IF RELIANT RESOURCES DECLINED TO PARTICIPATE IN OUR FUTURE AUCTIONS OR FAILED TO MAKE PAYMENTS WHEN DUE UNDER RELIANT RESOURCES' PURCHASED ENTITLEMENTS.

     By participating in our contractually mandated auctions, subsidiaries of Reliant Resources purchased entitlements to 63% of the aggregate 2002 capacity and 58% of the aggregate 2003 capacity that we sold to date through our capacity auctions. Reliant Resources has made these purchases either through the exercise of its contractual rights to purchase 50% of the entitlements we auction in our contractually mandated auctions or through the submission of bids. In the event Reliant Resources declined to participate in our future auctions or failed to make payments when due, our results of operations, financial condition and cash flows could be adversely affected. In this regard, Reliant Resources has reported that it is facing large maturities of debt over the next year, and its securities ratings are now below investment grade.

  WE MAY INCUR SUBSTANTIAL COSTS AND LIABILITIES AS A RESULT OF OUR OWNERSHIP OF NUCLEAR FACILITIES.

     We own a 30.8% interest in the South Texas Project, a nuclear powered generation facility. As a result, we are subject to the risks associated with the ownership and operation of nuclear facilities. These risks include:

     - the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

     - limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

     - uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives;

     The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines, shut down a unit, or both, depending upon our assessment of the severity of the situation, until compliance is achieved. Any revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants. In addition, although we have no reason to anticipate a serious nuclear incident at the South Texas Project, if an incident did occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

OTHER RISKS

  OUR HISTORICAL FINANCIAL RESULTS COVERING PERIODS PRIOR TO 2002 REPRESENT OUR RESULTS AS PART OF AN INTEGRATED UTILITY OPERATING IN A REGULATED MARKET AND ARE NOT REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY OPERATING IN THE RECENTLY DEREGULATED ERCOT MARKET. CONSEQUENTLY, OUR FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE LIKELY TO VARY MATERIALLY FROM THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS PRESENTED IN THE HISTORICAL FINANCIAL INFORMATION INCLUDED HEREIN.

     We have limited experience operating as a stand-alone wholesale electric power generation company in a deregulated market. Our generation facilities were formerly owned by Reliant Energy, which conveyed these facilities to us in accordance with a business separation plan adopted in response to the Texas electric restructuring law.

     The historical financial information covering periods prior to 2002 does not reflect what our financial position, results of operations and cash flows would have been had our generation facilities been operated under the current deregulated ERCOT market. Although our generation facilities had a significant operating history at the time they were conveyed to us, the historical financial information relating to the operation of these facilities during periods prior to 2002 reflects the sale of the power generated by the facilities as part of an integrated utility at regulated rates. We currently sell the power generated by these facilities at market-based prices in capacity auctions, and our revenues currently depend, in large part, upon prevailing market prices for electricity in the ERCOT market and the related results of the auctions. To date, our capacity auctions have been consummated at market-based prices that have resulted in returns substantially below the historical regulated return on our facilities.

     The historical financial information we have included herein also does not reflect what our financial position, results of operations and cash flows would have been had we been a separate entity during the periods presented. Our historical costs and expenses included in our financial statements reflect charges from Reliant Energy for centralized corporate services and operating infrastructure costs as well as allocated costs of capital. These allocations have been determined based on what we and Reliant Energy considered to be reasonable reflections of the utilization of services provided to us or for the benefits received by us. We may experience significant changes in our cost structure, capitalization and operations as a result of our separation from Reliant Energy, including increased costs associated with reduced economies of scale and with being a publicly traded company.

  WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL IN THE AMOUNTS AND AT THE TIMES NEEDED TO FINANCE OUR BUSINESS.

     To date, our capital has been provided by internally generated cash flows and borrowings from a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with short-term borrowings of CenterPoint Energy. In the event CenterPoint Energy were to experience liquidity problems or otherwise failed to perform, we may be unable to obtain third party financing. At December 31, 2002, we had borrowings of $86.2 million from the money pool. We can give no assurances that our current and future capital structure, operating performance, financial condition and cash flows will permit us to access the capital markets or to obtain other financing as needed to meet our working capital requirements and projected future capital expenditures on favorable terms. The amount of any debt issuance by us is expected to be affected by the market's perception of our creditworthiness, market conditions and factors affecting our industry. Our projected future capital expenditures are substantial. Our ability to secure third party credit lines or other debt financing may be adversely impacted by the factors described in this section, including the nature of our business, which may lead to volatility in our financial results and cash flows. CenterPoint Energy has agreed to lend funds to us from time to time upon our request until the earlier of the closing date on which Reliant Resources acquires Texas Genco common stock from CenterPoint Energy pursuant to the Reliant Resources option or upon the expiration of the Reliant Resources option. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Future Sources and Uses of Cash -- Capital Requirements."

     In addition, our ability to raise capital is restricted under our agreements with CenterPoint Energy. These restrictions limit our ability to:

     - issue additional equity securities;

     - encumber our assets; or

     - incur indebtedness, except to satisfy requirements for operating and maintenance expenditures and other capital expenditures contemplated under our agreements with CenterPoint Energy, to meet our working capital needs, or to refinance indebtedness incurred for the foregoing purposes.

     In connection with CenterPoint Energy's registration as a public utility holding company under the 1935 Act, the SEC has limited the aggregate amount of our external borrowings to $500 million. The SEC's financing order issued to CenterPoint Energy under the 1935 Act also restricts our ability to pay dividends out of capital accounts. Under these restrictions, we are permitted to pay dividends out of our current or retained earnings, and we may also pay dividends in an amount of up to $100 million in excess of our current or retained earnings. This financing order expires on June 30, 2003. If CenterPiont Energy is unable to obtain an extension of the financing order, we would generally be unable to engage in any financing transactions, including the refinancing of existing obligations after June 30, 2003.

     We are an 81% owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition of CenterPoint Energy could affect our access to capital, our credit standing and our financial condition.

  OUR OPERATIONS ARE SUBJECT TO EXTENSIVE REGULATION. IF WE FAIL TO COMPLY WITH APPLICABLE REGULATIONS OR OBTAIN OR MAINTAIN ANY NECESSARY GOVERNMENTAL PERMIT OR APPROVAL, WE MAY BE SUBJECT TO CIVIL, ADMINISTRATIVE AND/OR CRIMINAL PENALTIES WHICH COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     Our operations are subject to complex and stringent energy, environmental and other governmental laws and regulations. The acquisition, ownership and operation of power generation facilities require numerous permits, approvals and certificates from federal, state and local governmental agencies. These facilities are subject to regulation by the Texas Utility Commission regarding non-rate matters. Existing regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to us or any of our generation facilities or future changes in laws and regulations may have a detrimental effect on our business.

     Operation of the South Texas Project is subject to regulation by the NRC. This regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstrations to the NRC that plant operations meet applicable requirements are also required. The NRC has the ultimate authority to determine whether any nuclear powered generating unit may operate.

     Water for certain of our facilities is obtained from public water authorities. New or revised interpretations of existing agreements by those authorities or changes in price or availability of water may have a detrimental effect on our business.

     If we fail to comply with regulatory requirements that apply to our operations, regulatory agencies could seek to impose civil, administrative and/or criminal liabilities or could take other actions seeking to curtail our operations. These liabilities or actions could adversely impact our results of operations, financial condition and cash flows.

  OUR COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS ARE SIGNIFICANT AND THE COST OF COMPLIANCE WITH NEW ENVIRONMENTAL LAWS AND OUR EXPOSURE TO POTENTIAL LIABILITIES ASSOCIATED WITH THE ENVIRONMENTAL CONDITION OF OUR FACILITIES COULD ADVERSELY AFFECT OUR PROFITABILITY.

     Our business is subject to extensive environmental regulation by federal, state and local authorities. We are required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits, in operating our facilities. We may incur significant additional costs to comply with these requirements. If we fail to comply with these requirements, we could be subject to civil or criminal liability and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions. If any of these events occurs, our business, results of operations, financial condition and cash flows could be adversely affected.

     We may not be able to obtain or maintain from time to time all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with them, we may not be able to operate our facilities or we may be required to incur additional costs.

     We are generally responsible for all on-site liabilities associated with the environmental condition of our power generation facilities, regardless of when the liabilities arose and whether the liabilities are known or unknown. These liabilities may be substantial.

  CHANGES IN TECHNOLOGY MAY MAKE OUR POWER GENERATION FACILITIES LESS COMPETITIVE, WHICH COULD ADVERSELY IMPACT THEIR VALUE AND THE RESULTS OF OUR OPERATIONS.

     A significant portion of our generation facilities were constructed many years ago and rely on older technologies. Some of our competitors may have newer generation facilities and technologies that allow them to produce and sell power more efficiently, which could adversely affect our results of operations, financial condition and cash flows. In addition, research and development activities are ongoing to improve alternate technologies to produce electricity, including fuel cells, microturbines, windmills and photovoltaic (solar) cells. It is possible that advances in these or other technologies will reduce the current costs of electricity production to a level that is below that of our generation facilities. If this occurs, our generation facilities will be less competitive and the value of our power plants could be significantly impaired. Also, electricity demand could be reduced by increased conservation efforts and advances in technology that could likewise significantly reduce the value of our power generation facilities.

  OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     We have insurance covering certain of our facilities, including property damage insurance, commercial general public liability insurance, boiler and machinery coverage and available replacement capacity in amounts that we consider appropriate. However, our insurance policies are subject to certain limits and deductibles and do not include business interruption coverage. We cannot assure you that insurance coverage will be available in the future on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of our generation facilities will be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows. The costs of our insurance coverage have increased significantly during the past year and may continue to increase in the future.

     We and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. Under the federal Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of December 31, 2002. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. We and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks. All potential losses or liabilities associated with the South Texas Project may not be insurable, and the amount of insurance may not be sufficient to cover them.

RISKS RELATED TO OUR RELATIONSHIPS WITH CENTERPOINT ENERGY AND RELIANT RESOURCES

     WE WILL BE CONTROLLED BY CENTERPOINT ENERGY AS LONG AS IT OWNS A MAJORITY OF OUR COMMON STOCK, AND OUR MINORITY SHAREHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF SHAREHOLDER VOTING DURING THAT TIME. IF RELIANT RESOURCES EXERCISES ITS OPTION TO ACQUIRE OUR STOCK OWNED BY CENTERPOINT ENERGY THAT IS EXERCISABLE IN JANUARY 2004, WE WILL LIKEWISE BE CONTROLLED BY RELIANT RESOURCES AND OUR MINORITY SHAREHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF A SHAREHOLDER VOTE.

     As a result of the January 6, 2003 distribution, CenterPoint Energy indirectly owns approximately 81% of our outstanding common stock. As long as CenterPoint Energy owns a majority of our outstanding common stock, it will continue to be able to elect our entire board of directors, and our public shareholders, by themselves, will not be able to affect the outcome of any shareholder vote. Similarly, our public shareholders, by themselves, will not be able to affect the outcome of any shareholder vote if Reliant Resources exercises its option to acquire our common stock owned by CenterPoint Energy that is exercisable in January 2004, as Reliant Resources would own approximately 81% of our common stock in that event. For convenience, we sometimes refer to CenterPoint Energy or Reliant Resources, as applicable, as our "majority shareholder" when referring to either of them as the owner of 81% or more of our common stock. In addition, CenterPoint Energy has stated that if Reliant Resources does not exercise its option, CenterPoint Energy will consider strategic alternatives for its interest in Texas Genco, including a possible sale, which could result in a third party becoming the majority shareholder of Texas Genco. Reliant Resources may choose not to exercise its option for a number of reasons, including unfavorable market conditions or a lack of access to capital.

     Our majority shareholder, subject to any fiduciary duty owed to our minority shareholders under Texas law and restrictions under a master separation agreement between CenterPoint Energy and Reliant Resources, will be able to control all matters affecting us.

     In addition, our majority shareholder may enter into credit agreements, indentures or other contracts that limit the activities of its subsidiaries. While we would not likely be contractually bound by these limitations, our majority shareholder would likely cause its representatives on our board to direct our business so as not to breach any of these agreements.

  WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH CENTERPOINT ENERGY WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS, AND BECAUSE OF CENTERPOINT ENERGY'S CONTROLLING OWNERSHIP INTEREST, WE MAY NOT BE ABLE TO RESOLVE THESE CONFLICTS ON TERMS POSSIBLE IN ARM'S LENGTH TRANSACTIONS.

     Conflicts of interest may arise between CenterPoint Energy and us in a number of areas relating to our past and ongoing relationships, including proceedings, actions and decisions of legislative bodies and administrative agencies, and our dividend policy. The agreements we have entered into with CenterPoint Energy may be amended in the future upon agreement of the parties. While we are controlled by CenterPoint Energy, CenterPoint Energy may be able to require us to amend these agreements. We may not be able to resolve any potential conflicts with CenterPoint Energy, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

  CONTRACTUAL RESTRICTIONS ON THE OPERATION OF OUR BUSINESS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE WITH COMPANIES THAT ARE NOT SUBJECT TO SIMILAR RESTRICTIONS.

     Effective December 31, 2000, Reliant Resources and Reliant Energy entered into a master separation agreement that now governs the rights and obligations of CenterPoint Energy and Reliant Resources in connection with the business separation plan of Reliant Energy adopted in response to the Texas electric restructuring law. Reliant Resources also has an option to purchase the shares of our stock owned by us that is exercisable in January 2004. We have agreed to comply with certain restrictions governing our operations as contemplated by the master separation agreement and option agreement. These restrictions limit our ability to:

     - merge or consolidate with another entity;

     - sell assets;

     - enter into long-term agreements and commitments for the purchase of fuel or the purchase or sale of power outside the ordinary course of business;

     - engage in other businesses;

     - construct or acquire new generation plants or capacity;

     - engage in certain hedging transactions;

     - encumber our assets;

     - issue additional equity securities;

     - pay special dividends; and

     - make certain loans, investments or advances to, or engage in certain transactions with, our affiliates.

     IF RELIANT RESOURCES EXERCISES ITS OPTION TO ACQUIRE OUR STOCK OWNED BY CENTERPOINT ENERGY IN 2004, THE TAX BASIS OF OUR ASSETS WILL BE ADJUSTED UPWARDS OR DOWNWARDS TO REFLECT THE FAIR MARKET VALUE OF OUR BUSINESS AT THE TIME OF THE PURCHASE.

     We would be required to step up or step down the tax basis in all of our assets following the date of the sale to be equivalent generally to the value of the equity of our business, based upon the purchase price, plus the principal amount of indebtedness at the time of the purchase. The resulting step-up or step-down in the basis of our assets would impact our future tax liabilities. A step-up would reduce our future tax liabilities, while a step-down would increase our liabilities. We cannot currently project the impact of this tax election because it is dependent on Reliant Resources' exercise of its option in 2004, and the purchase price to be paid by Reliant Resources in 2004, which is not known at this time.

ITEM 2.  PROPERTIES.

     Our central support facility includes office space, a maintenance shop, a chemical lab, a warehouse facility and a fleet maintenance garage. This facility includes a total of approximately 521,000 square feet of space, of which approximately 407,000 square feet is occupied by us and approximately 114,000 square feet is leased to Reliant Resources. We also lease approximately 7,100 square feet at CenterPoint Energy's principal office building.

     In addition, we lease or own various real property and facilities relating to our generation assets and other vacant real property unrelated to our generation assets. We have described our principal generation and support facilities under "Our Generation Portfolio" in Item 1 of this report, which description is incorporated herein by reference. We believe we have satisfactory title to our facilities in accordance with standards generally accepted in the electric power industry, subject to exceptions that, in our opinion, would not have a material adverse effect on the use or value of the facilities.

ITEM 3.  LEGAL PROCEEDINGS.

     We are, from time to time, a party to litigation arising in the normal course of our business, most of which involves contract disputes or claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation that we expect will have a material adverse effect on our financial condition, results of operations and cash flows. For a description of a number of lawsuits involving claims of asbestos exposure at properties owned by us, please read "Environmental
Matters -- Asbestos" in Item 1 of this report, which description is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In December 2002, CenterPoint Energy, as holder of all of the then outstanding shares of common stock of Texas Genco, approved by written consent
(i) the amendment of Texas Genco's articles of incorporation to effect an 80,000-for-one stock split, and (ii) the subsequent amendment and restatement of Texas Genco's articles of incorporation.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     As of February 25, 2003, our common stock was held by approximately 55,169 shareholders of record. Our common stock is listed on the New York Stock Exchange and is traded under the symbol "TGN."

     On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80,000,000 outstanding shares of Texas Genco common stock to CenterPoint Energy's shareholders of record as of the close of business on December 20, 2002, the record date for the distribution. Our common stock began trading regular-way on the New York Stock Exchange on January 7, 2003. Accordingly, no high and low sales price information is available for any full quarterly period within the two most recent fiscal years.

     We intend to pay regular quarterly cash dividends on our common stock. Our board of directors will determine the amount of future dividends in light of:

     - any applicable contractual restrictions governing our ability to pay dividends, including our agreements with CenterPoint Energy to ensure its compliance with the terms of the Reliant Resources option agreement;

     - applicable legal requirements;

     - our earnings and cash flows;

     - our financial condition; and

     - other factors our board of directors deems relevant.

     On February 7, 2003, our board of directors declared an initial quarterly cash dividend of $0.25 per share of common stock payable on March 20, 2003 to shareholders of record as of the close of business on February 26, 2003.

     In February 2003, CenterPoint Energy and Reliant Resources amended the agreement governing the Reliant Resources option. Under the terms of the amended agreement, Texas Genco is required to establish a dividend policy under which it will distribute to its shareholders a dividend based on Texas Genco's earnings and cashflows, subject to any limitations under corporate law or applicable regulatory restrictions, its financial condition and other factors deemed relevant by Texas Genco's board of directors. The dividend policy is required to be set annually for each calendar year, with the initial annual dividend for 2003 expected to be $1.00. The established annual dividend amount may be revised during any calendar year in the event Texas Genco's board of directors reasonably concludes that circumstances would warrant a change or that an adjustment is required to the dividend to satisfy its obligations to Texas Genco. However, the annual dividend amount may only be increased by up to 10% once during any calendar year. The annual dividend amount is required to be paid through regular quarterly cash dividends. Under the amended option agreement, Reliant Resources has agreed that this dividend policy will be maintained so long as it owns less than 100% of Texas Genco's outstanding common stock. The agreement also prohibits Texas Genco from paying any dividends in cash, stock or property, other than pursuant to the dividend policy described above or dividends payable solely in Texas Genco common stock.

     In connection with CenterPoint Energy's registration as a public utility holding company under the 1935 Act, the SEC has limited our ability to pay dividends out of capital accounts. Under these restrictions, we are permitted to pay dividends out of our current or retained earnings, and we may also pay dividends in an amount of up to $100 million in excess of our current or retained earnings.

     CenterPoint Energy currently owns approximately 81% of Texas Genco's outstanding common stock. In February 2003, CenterPoint Energy reached an agreement with a syndicate of banks on a second amendment to its $3.85 billion bank facility. Under the terms of the amendment, CenterPoint Energy agreed with the banks to grant a security interest in its 81% stock ownership of Texas Genco to secure its borrowings under the bank facility, which would require SEC approval under the 1935 Act. CenterPoint Energy is seeking approval from the SEC to grant the security interest.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables present our selected financial data. The data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical financial statements and the notes to those statements included in this report. Our selected financial data for each of the four years in the period ended December 31, 2002 are derived from our audited financial statements. Our selected financial data for the year ended December 31, 1998 has been derived from our unaudited financial statements. Our financial statements for periods prior to January 1, 2002 are presented on a carve-out basis and represent the historical financial position, results of operations and net cash flows of the historically regulated generation-related business of Reliant Energy. Therefore, the historical information included in our financial statements is not indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone wholesale electric power generation company in a deregulated market during the periods presented. Prior to January 1, 2002, our historical financial information reflects the sale of power generated by our facilities as part of an integrated utility at regulated rates. Since January 1, 2002, we have sold power at market-based prices in capacity auctions. In addition, our historical costs and expenses reflect charges from CenterPoint Energy for centralized corporate services and operating infrastructure costs as well as allocated costs of capital. We may experience significant changes in our cost structure, capitalization and operations as a result of our separation from CenterPoint Energy, including increased costs associated with reduced economies of scale, obtaining third-party financing and being a publicly traded company.

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                    1998(1)    1999     2000     2001     2002
                                                    -------   ------   ------   ------   ------
                                                                   (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues..........................................  $2,908    $2,816   $3,334   $3,411   $1,541
                                                    ------    ------   ------   ------   ------
Expenses:
  Fuel costs......................................   1,065     1,170    1,644    1,304      989
  Purchased power.................................     390       395      753    1,223       94
  Operation and maintenance.......................     383       384      393      402      391
  Depreciation and amortization...................     582       393      151      154      157
  Taxes other than income taxes...................      88        79       63       63       43
                                                    ------    ------   ------   ------   ------
       Total......................................   2,508     2,421    3,004    3,146    1,674
                                                    ------    ------   ------   ------   ------
Operating Income (Loss)...........................     400       395      330      265     (133)
Other Income......................................       3        14        1        2        3
Interest Expense, net.............................     103        71       59       65       26
                                                    ------    ------   ------   ------   ------
Income (Loss) Before Income Taxes and
  Extraordinary Item..............................     300       338      272      202     (156)
Income Tax Expense (Benefit)......................     101       113      100       74      (63)
                                                    ------    ------   ------   ------   ------
Income (Loss) Before Extraordinary Item...........     199       225      172      128      (93)
Extraordinary Item, net of tax(2).................      --      (518)      --       --       --
                                                    ------    ------   ------   ------   ------
Net Income (Loss).................................  $  199    $ (293)  $  172   $  128   $  (93)
                                                    ======    ======   ======   ======   ======
Earnings (Loss) Per Share(3)......................  $ 2.49    $(3.66)  $ 2.15   $ 1.60   $(1.16)
                                                    ======    ======   ======   ======   ======

---------------

(1) Interest expense for 1998 has been adjusted from the amounts previously reported based on a revised allocation for interest costs.

(2) Represents a loss related to an accounting impairment of certain generating facilities.

(3) The earnings per share figures are computed by dividing the net income
    (loss) for each period by 80,000,000, the number of shares of Texas Genco common stock outstanding after the 80,000-for-one stock split declared by Texas Genco's Board of Directors, as effected on December 18, 2002.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     2001     2002
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
STATEMENT OF CASH FLOW DATA:
  Cash provided by (used in):
     Operating Activities...................................  $ 433    $ 236    $(152)
     Investing Activities...................................   (252)    (409)    (245)
     Financing Activities...................................   (181)     173      398

                                                                   DECEMBER 31,
                                                    ------------------------------------------
                                                     1998     1999     2000     2001     2002
                                                    ------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
BALANCE SHEET DATA:
Property, Plant and Equipment, net................  $4,717   $3,583   $3,667   $3,905   $3,981
Total Assets......................................   5,003    3,914    4,032    4,323    4,389
Capitalization(1).................................   3,102    2,331    2,323    2,624       --
Shareholder's Equity(1)...........................      --       --       --       --    2,824

---------------

(1) Upon the restructuring of Reliant Energy pursuant to its business separation plan, effective August 31, 2002, our equity structure was changed to reflect the contribution of CenterPoint Energy's electric generating facilities to us.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in combination with our consolidated financial statements and notes contained in Item 8 herein.

                                    OVERVIEW

     We are one of the largest wholesale electric power generating companies in the United States. As of December 31, 2002, the aggregate net generating capacity of our portfolio of assets was 14,175 MW. We sell electric generation capacity, energy and ancillary services in the Electric Reliability Council of Texas (ERCOT) market, which is the largest power market in the State of Texas. The ERCOT market consists of the majority of the population centers in the State of Texas and facilitates reliable grid operations for approximately 85% of the demand for power in the state.

OUR SEPARATION FROM CENTERPOINT ENERGY

     Legislation enacted by the Texas legislature in 1999 (Texas electric restructuring law) requires the restructuring of electric utilities in Texas in order to separate their power generation, transmission and distribution, and retail electric provider businesses into separate units. In March 2001, the Public Utility Commission of Texas (Texas Utility Commission) approved a business separation plan for Reliant Energy involving the separation of Reliant Energy's generation, transmission and distribution, and retail businesses into three separate companies. Effective August 31, 2002, Reliant Energy consummated a restructuring transaction (Reliant Restructuring) in accordance with its business separation plan in which it, among other things:

     - conveyed all of its electric generating facilities to us;

     - became a subsidiary of CenterPoint Energy; and

     - converted into a limited liability company named CenterPoint Energy Houston Electric, LLC (CenterPoint Houston).

     Although our portfolio of generating facilities was formerly owned by the unincorporated electric utility division of Reliant Energy, for convenience, we describe our business as if we had owned and operated our generation facilities prior to the date they were conveyed to us. The book value of the net assets conveyed to us by Reliant Energy on August 31, 2002 was approximately $2.8 billion.

     On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of Texas Genco's common stock to CenterPoint Energy's shareholders (distribution). As used herein, CenterPoint Energy also refers to the former Reliant Energy for dates prior to the Reliant Restructuring.

     The following discussion and analysis of our results of operations have been derived from our audited historical financial statements and the notes to those financial statements included herein, which we refer to collectively as "our financial statements." Our financial statements were developed using a number of assumptions to separate our operations from those of Reliant Energy, which until January 1, 2002, operated our generation assets together with its transmission and distribution facilities and retail operations as a vertically integrated utility company. Please read Note 1 to our financial statements for a discussion of these assumptions and the methodologies used to prepare our financial statements. The historical financial information for 2000 and 2001 included in our financial statements may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone wholesale electric power generation company in a deregulated market during the periods presented.

     Prior to January 1, 2002, our revenues were calculated by unbundling the generation component of revenue from CenterPoint Energy's historical bundled rate for the generation and transmission, distribution and sale of energy and adding any additional generation-related revenues of CenterPoint Energy, such as wholesale activities that include ancillary services, trading and capacity sales.

     Our energy costs consist primarily of our fuel costs associated with consuming nuclear fuel, gas, oil, lignite and coal to generate energy, as well as our power purchases from the wholesale marketplace. The recent deregulation of the ERCOT market has impacted our energy costs in several ways. As a result of requirements under the Texas electric restructuring law and the terms of our agreements with CenterPoint Energy, we are obligated to sell substantially all of our available capacity and related ancillary services through 2003. In these auctions, we sell on a forward basis firm entitlements to capacity and ancillary services dispatched within specified operational constraints. Although we have reserved a portion of our aggregate net generation capacity from our capacity auctions for planned or forced outages at our facilities, unanticipated plant outages or other problems with our generation facilities could result in our firm capacity and ancillary services commitments exceeding our available generation capacity. As a result, we could be required to obtain replacement power from third parties in the open market to satisfy our firm commitments which could involve the incurrence of significant additional costs. In addition, an unexpected outage at one of our lower cost facilities could require us to run one of our higher cost plants in order to satisfy our obligations. High wholesale power prices for replacement power in the ERCOT market could increase our energy costs and affect earnings and net cash flow.

     In 2002, our capacity auctions were consummated at market-based prices that have resulted in returns substantially below the historical regulated return on our facilities that we have experienced in the past. However, we have begun to see improvement in auction prices for our 2003 capacity entitlements. Since the pricing of our generation products is sensitive to gas prices, higher gas prices in the latter part of 2002 have positively influenced the prices in our recent capacity auctions. Because we have a significant amount of low-cost base-load solid fuel and nuclear generating units, higher gas prices generally increase the profitability of our base-load capacity entitlements since prospective purchasers face higher-cost gas-fired generation alternatives. With the higher market prices and our efforts to reduce our operating costs, we expect to show an improvement in profitability for 2003. However, we do not expect this improvement will recover to the levels of our historical regulated returns in the near future due in part to the current surplus of generating capacity in the ERCOT market and changes to the economic conditions affecting our industry that have occurred since our base-load facilities were originally constructed, including the development of high efficiency gas-fired generating units.

     With an increasingly competitive wholesale energy market, the composition and level of our operation and maintenance expense is likely to change. To develop our historical financial statements prior to 2002, we have separated the operation and maintenance expense of the generation-related portion of CenterPoint Energy's business from CenterPoint Energy's historical financial statements. These expenses were either specifically identified by function and reported accordingly or various allocations were used to disaggregate common expenses.

                             RESULTS OF OPERATIONS

NET INCOME (LOSS)

     The following table indicates our net income (loss) for the periods shown (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     2001     2002
                                                              ------   ------   ------
Net Income (Loss)...........................................   $172     $128     $(93)

     Our net income for the year ended December 31, 2002 decreased $221 million from the comparable 2001 period. This decrease primarily resulted from the implementation of deregulation of the wholesale power segment of the ERCOT market under the Texas electric restructuring law in 2002 resulting in substantially lower revenues partially offset by reduced operations and maintenance, and other tax expense.

     Our net income for the year ended December 31, 2001 decreased $44 million from the comparable 2000 period. This decrease was a result of the reduction in rate base on which the regulatory return was calculated.

REVENUES

     Revenues decreased $1.9 billion or 55% for the year ended December 31, 2002 from the comparable 2001 period. The decrease was primarily due to the change from a regulatory method used to allocate the integrated utility revenue of CenterPoint Energy for the 2001 period to the revenue generated in 2002 in the deregulated ERCOT market. Our 2001 revenue was derived based on actual recoverable operating expenses plus an allowed regulatory rate of return based on the rate base while our 2002 revenue was derived from open market sales of capacity and energy products at auction and spot market prices.

     Revenues increased $77 million or 2% for the year ended December 31, 2001 from the comparable 2000 period. The increase was primarily due to an increase in recoverable fuel related revenues of $131 million related to increased fuel costs discussed below, partially offset by the reduction in the rate base on which the regulatory return was calculated due to additional depreciation expense related to these assets of $36 million and a decrease in other recoverable operating expenses of $18 million.

FUEL AND PURCHASED POWER EXPENSES

     Fuel and purchased power expenses decreased $1.4 billion or 57% for the year ended December 31, 2002 from the comparable 2001 period. The decrease is due primarily to lower natural gas prices ($4.23 and $3.32 per MMBtu or $842 million and $468 million in 2001 and 2002, respectively) and a reduction in purchased power ($44.42 and $24.50 per MWh or $1.2 billion and $94 million in 2001 and 2002, respectively) related to overall demand reductions for output from our facilities.

     Fuel and purchased power expenses increased $130 million or 5% for the year ended December 31, 2001 from the comparable 2000 period. The increase was due primarily to increased purchased power volumes related to load balancing requirements associated with the ERCOT market adopting a single control area and a slightly higher average cost for purchased power ($44.26 and $44.42 per MWh or $727 million and $1.2 billion in 2000 and 2001, respectively). This was offset by a decline in the volume of natural gas used at a slightly higher average price ($3.98 and $4.23 per MMBtu or $1.2 billion and $842 million in 2000 and 2001, respectively).

OPERATION AND MAINTENANCE EXPENSE

     Operation and maintenance expense decreased $11 million or 3% for the year ended December 31, 2002 from the comparable 2001 period. The decrease was primarily due to an absence of major maintenance outages at our W. A. Parish and Limestone solid fuel plants, several gas plants and the South Texas Project in 2002 ($36 million in 2001). The decrease was partially offset by costs related to an early retirement program implemented in 2002 ($12 million), business separation expenses ($7 million) and computer systems necessary for operation in the deregulated market ($6 million).

     Operation and maintenance expense increased $9 million or 2% for the year ended December 31, 2001 from the comparable 2000 period. The increase was primarily due to major maintenance outages at our Limestone, Cedar Bayou, San Jacinto and T. H. Wharton generation facilities resulting in costs of $16 million during 2001 without corresponding outages in 2000. The outage cycles are a part of our normal maintenance practice to ensure the reliability of our generating portfolio. There are years in which the cycles result in more outages occurring simultaneously than in other years. The increase was partially offset by lower labor costs of $7 million related to lower staffing levels.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense increased $3 million or 2% for the year ended December 31, 2002 from the comparable 2001 period. Depreciation and amortization expense increased $3 million or 2% for the year ended December 31, 2001 from the comparable 2000 period. The increases were due to normal increases in property, plant and equipment.

INTEREST EXPENSE

     Interest expense decreased $39 million or 60% for the year ended December 31, 2002 from the comparable 2001 period. The decrease was due to the change from the allocation method based on capital structure used to calculate interest expense in 2001 to the allocation of interest in 2002 based on the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation. In connection with the Reliant Restructuring and the conveyance of all of CenterPoint Energy's electric generating facilities to us in August 2002, we did not assume any of CenterPoint Energy's long-term debt.

     Interest expense increased $6 million or 11% for the year ended December 31, 2001 from the comparable 2000 period. The increase was due to the underlying change in the capital structure on which interest was allocated.

INCOME TAX EXPENSE (BENEFIT)

     The effective tax rates for 2002 and 2001 were 40.3% and 36.5%, respectively. The increase in the effective rate for 2002 compared to 2001 was primarily the result of a reduced benefit from the amortization of investment tax credits, offset by a decrease in state income taxes. The Company's state tax liability changed from an income-based tax for 2001, to a capital-based tax for 2002, primarily as a result of the 2002 pre-tax loss, which resulted in the reporting of the state tax as a component of the pre-tax loss for 2002 compared to reporting the state tax expense as a component of income tax expense for 2001.

     The effective tax rates for 2001 and 2000 were 36.5% and 36.8%, respectively.

                           RELATED PARTY TRANSACTIONS

OUR RELATIONSHIPS WITH CENTERPOINT ENERGY

     Separation Agreement. In connection with the distribution, we entered into a separation agreement with CenterPoint Energy. This agreement contains provisions governing our relationship with CenterPoint Energy following the distribution and specifies the related ancillary agreements between us and CenterPoint Energy. In addition, the separation agreement provides for cross-indemnities intended to place sole financial responsibility on us and our subsidiaries for all liabilities associated with the current and historical business and operations we conduct, regardless of the time those liabilities arose, and to place sole financial responsibility for liabilities associated with CenterPoint Energy's other businesses with CenterPoint Energy and its other subsidiaries. The separation agreement also contains indemnification provisions under which we and CenterPoint Energy each indemnify the other with respect to breaches by the indemnifying party of the separation agreement or any ancillary agreements.

     Transition Services Agreement. We have entered into a transition services agreement with CenterPoint Energy under which CenterPoint Energy will provide us through the earlier of such time as all services under the agreement are terminated or CenterPoint Energy ceases to own a majority of our common stock, various corporate support services that include accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. These services will consist generally of the same types of services as have been provided on an intercompany basis prior to this distribution. The charges we will pay for the services will be on a basis generally intended to allow CenterPoint Energy to recover the fully allocated direct and indirect costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit to CenterPoint Energy, except to the extent routinely included in traditional utility cost of capital. Pursuant to a separate lease agreement, CenterPoint Energy has agreed to lease office space in its principal office building in Houston, Texas to us for an interim period expected to end no later than December 31, 2004.

     Tax Allocation Agreement. We are members of the CenterPoint Energy consolidated group for tax purposes, and we will continue to file a consolidated federal income tax return with CenterPoint Energy while CenterPoint Energy retains its 81% interest in us. Accordingly, we have entered into a tax allocation agreement with CenterPoint Energy to govern the allocation of U.S. income tax liabilities and to set forth agreements with respect to certain other tax matters. CenterPoint Energy will be responsible for preparing and filing any U.S. income tax returns required to be filed for any company or group of companies of the CenterPoint Energy consolidated group, including all tax returns for Texas Genco for so long as we are members of the CenterPoint Energy consolidated group. CenterPoint Energy will also be responsible for paying the taxes related to the returns it is responsible for filing. We will be responsible for paying CenterPoint Energy our allocable share of such taxes. CenterPoint Energy will determine all tax elections for tax periods during which we are a member of the CenterPoint Energy consolidated group. Generally, if there are tax adjustments related to us which relate to a tax return filed for a period when we were a member of the CenterPoint Energy consolidated group, we will be responsible for any increased taxes and we will receive the benefit of any tax refunds.

     Employee Benefit Plans. Our eligible employees currently participate in CenterPoint Energy's employee benefit plans and programs in accordance with the terms and conditions of such plans and programs, as may be amended or terminated by CenterPoint Energy at any time.

RELIANT RESOURCES OPTION

     As part of Reliant Energy's business separation plan, Reliant Resources was granted an option that may be exercised between January 10, 2004 and January 24, 2004 to purchase all of the approximately 81% of the outstanding shares of Texas Genco common stock currently owned by CenterPoint Energy. The terms of the option agreement were amended in February 2003. The per share exercise price under the Reliant Resources option will equal the average daily closing price of Texas Genco common stock on The New York Stock Exchange over the 30 consecutive trading days out of the last 120 trading days ending January 9, 2004 which result in the highest average closing price. In addition, a control premium, up to a maximum of 10%, will be added to the price to the extent a control premium is included in the valuation determination made by the Texas Utility Commission relating to the market value of Texas Genco. If the option closing has not occurred within sixteen months of the option exercise, rights under the option agreement will terminate. Reliant Resources will be entitled to rescind its exercise of the option by giving notice to CenterPoint Energy on or before the 45th day following the option exercise date if Reliant Resources has been unable by that date to secure financing for its purchase of the shares of Texas Genco common stock on terms reasonably acceptable to Reliant Resources. Upon the giving of such notice of rescission, the option period will be deemed to have expired without exercise of the option.

     The exercise price formula is based upon the generation asset valuation methodology in the Texas electric restructuring law that we will use to calculate the market value of Texas Genco. The exercise price is also subject to adjustment based on the difference between the per share dividends we pay to CenterPoint Energy during the period from January 6, 2003 through the option closing date and our actual per share earnings during that period. To the extent our per share dividends are less than our actual per share earnings during that period, the per share option price will be increased. To the extent our per share dividends exceed our actual per share earnings, the per share option price will be reduced.

     Reliant Resources has agreed that if it exercises its option, Reliant Resources will purchase from CenterPoint Energy all notes and other payables owed by us to CenterPoint Energy as of the option closing date, at their principal amount plus accrued interest. Similarly, if there are notes or payables owed to us by CenterPoint Energy as of the option closing date, Reliant Resources will assume those obligations in exchange for a payment from CenterPoint Energy of an amount equal to the principal plus accrued interest.

     In the event Reliant Resources exercises its option, we would be required to step-up or step-down the tax basis in all of its assets following the date of the sale to be equivalent generally to the value of the equity of Texas Genco, based upon the purchase price, plus the principal amount of Texas Genco's indebtedness at the time of the purchase.

     In connection with the Reliant Resources option, we are obligated to operate and maintain our assets and otherwise conduct our business in the ordinary course in a manner consistent with past practice and to make expenditures for operations, maintenance, repair and capital expenditures necessary to keep our assets in good condition and in compliance with applicable laws, in a manner consistent with good electric generation industry practice. We are also required to maintain customary levels of insurance, comply with laws and contractual obligations and pay taxes when due. We may not permanently retire generation units, but may "mothball" units if economically warranted.

     Under an agreement with Reliant Resources, CenterPoint Energy has agreed to maintain ownership of its approximate 81% interest in Texas Genco following the distribution until exercise or expiration of the Reliant Resources option. Reliant Resources has granted a waiver that would permit CenterPoint Energy to grant a security interest in its 81% interest in Texas Genco to CenterPoint Energy's creditors. In addition, we have agreed that we will not issue additional equity securities. CenterPoint Energy has agreed to lend funds to us for operating needs upon request from time to time following the distribution. We may also obtain third-party financing if we so desire. Our agreements with CenterPoint Energy contain covenants restricting our ability to:

     - merge or consolidate with another entity;

     - sell assets;

     - enter into long-term agreements and commitments for the purchase of fuel or the purchase or sale of power outside the ordinary course of business;

     - engage in other businesses;

     - construct or acquire new generation plants or capacity;

     - engage in hedging transactions;

     - encumber our assets;

     - issue additional equity securities;

     - pay special dividends; and

     - make certain loans, investments or advances to, or engage in certain transactions with, our affiliates.

     Exercise of the Reliant Resources option will be subject to various regulatory approvals, including Hart-Scott-Rodino antitrust clearance and NRC license transfer approval. In certain circumstances involving a change in control of us, the time at which the Reliant Resources option may be exercised and the period over which the exercise price is determined are accelerated, with corresponding changes to the time and manner of payment of the exercise price.

     For a description of the limitations on our ability to pay dividends, please read "Market for Common Stock and Related Stockholder Matters" in Item 5 of this report.

TECHNICAL SERVICES AGREEMENT WITH RELIANT RESOURCES

     Under a technical services agreement, Reliant Resources is obligated to provide engineering and technical support services and environmental, safety and industrial health services to support the operation and maintenance of our facilities. Reliant Resources is also obligated to provide systems, technical, programming and consulting support services and hardware maintenance (but excluding plant-specific hardware) necessary to provide dispatch planning, dispatch, and settlement and communication with the ERCOT ISO, as well as general information technology services for us. The fees Reliant Resources charges for these services are designed to allow it to recover its fully allocated direct and indirect costs and to obtain reimbursement of all out-of-pocket expenses. Expenses associated with capital investment in systems and software that benefit both the operation of Reliant Resources' facilities and our facilities will be allocated on an installed MW basis.

     The technical services agreement will terminate on the first to occur of:

     - the closing date on which Reliant Resources acquires the Texas Genco shares from CenterPoint Energy, if the Reliant Resources option is exercised;

     - CenterPoint Energy's sale of Texas Genco, or all or substantially all of our assets, if the Reliant Resources option is not exercised; or

     - May 31, 2005, provided that if the Reliant Resources option is not exercised, we may extend the term of this agreement until December 31, 2005.

CAPACITY AUCTIONS

     Through 2003, Reliant Resources has the contractual right, but not the obligation, to purchase 50% (but not less than 50%) of each type of capacity entitlement we auction in our contractually mandated auctions at the prices established in the auctions. To exercise this right, Reliant Resources is required to notify us whether it elects to purchase 50% of the capacity auctioned no later than three business days prior to the date of the auction. We exclude the amount of capacity specified in Reliant Resources' notice from the auction. We auction any portion of the capacity that Reliant Resources does not reserve through its notice with the balance of the capacity we auction in the contractually mandated auctions.

     Upon determination of the auction prices for the capacity entitlements we auction, Reliant Resources is obligated to purchase the capacity it elected to reserve from the auction process at the prices set during the auction for that entitlement. If we auction capacity and ancillary services separately, Reliant Resources is entitled to participate in 50% of the offered capacity of each. In addition to its reservation of capacity, and whether or not it has reserved capacity in the auction, Reliant Resources is entitled to participate in each contractually mandated auction. If Reliant Resources exercises the Reliant Resources option, we will not conduct any capacity auctions, other than as required by Texas Utility Commission rules, between the option exercise date and the option closing date without obtaining Reliant Resources' consent, which it may not unreasonably withhold. If Reliant Resources does not exercise its option, we will cease to be required to conduct contractually mandated auctions following the option exercise period.

     We sold 91% of our available capacity for 2002 and 74% of our available capacity for 2003. Reliant Resources purchased entitlements to 63% of the available 2002 capacity and through January 2003 has purchased 58% of the available 2003 capacity. These purchases were made either through the exercise by Reliant Resources of its contractual rights to purchase 50% of the entitlements auctioned in the contractually mandated auctions or through the submission of bids in those auctions. In either case, these purchases were made at market-based prices.

SOUTH TEXAS PROJECT DECOMMISSIONING TRUST

     We are the beneficiary of the decommissioning trust that has been established to provide funding for decontamination and decommissioning of the South Texas Project in which we own a 30.8% interest. CenterPoint Houston collects, through rates or other authorized charges to its electric utility customers, amounts designated for funding the decommissioning trust, and deposits these amounts into the decommissioning trust. Upon decommissioning of the facility, in the event funds from the trust are inadequate, CenterPoint Houston or its successor will be required to collect through rates or other authorized charges to customers as contemplated by the Texas Utilities Code all additional amounts required to fund our obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trust, the excess will be refunded to the ratepayers of CenterPoint Houston or its successor.

COMMON DIRECTOR

     Our Chairman, David M. McClanahan, is also a director and the chief executive officer of CenterPoint Energy. As a result, he may need to recuse himself and not participate in board meetings where actions are taken in connection with transactions or other relationships involving both companies.

                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. Any of the following factors could adversely affect our business prospects, financial condition, operating results and cash flows:

     - state and federal legislative and regulatory actions or developments, including deregulation; re-regulation and restructuring of the ERCOT market; and changes in, or application of, environmental and other laws or regulations to which we are subject;

     - the effects of competition, including the extent and timing of the entry of additional competitors in the ERCOT market;

     - the results of our capacity auctions;

     - the timing and extent of changes in commodity prices, particularly natural gas;

     - weather variations and other natural phenomena;

     - unanticipated changes in operating expenses and capital expenditures;

     - financial distress of our customers, including Reliant Resources;

     - our access to capital and credit;

     - political, legal and economic conditions and developments in the United States; and

     - other factors discussed in this report under "Risk Factors."

                        LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The net cash provided by/used in our operating, investing and financing activities for 2000, 2001 and 2002 is as follows (in millions):

                                                              YEAR ENDED DECEMBER 31,}
                                                              ------------------------
                                                               2000     2001     2002
                                                              ------   ------   ------
Cash provided by (used in):
  Operating activities......................................  $ 433    $ 236    $(152)
  Investing activities......................................   (252)    (409)    (245)
  Financing activities......................................   (181)     173      398

CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities in 2002 decreased $388 million compared to 2001. The decrease primarily resulted from lower revenues in the deregulated ERCOT market, increased accounts receivable from the sale of power in the 2002 deregulated electricity market and lower taxes payable.

     Net cash provided by operating activities in 2001 decreased $197 million compared to 2000. This decrease primarily resulted from a reduction in base revenue related to a decline in the rate base on which the regulatory return was calculated and a decrease in fuel accounts payable related to the decrease in the price of natural gas in 2001 as compared to 2000.

CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities decreased $164 million during 2002 compared to 2001.

     Net cash used in investing activities increased $157 million during 2001 compared to 2000.

     The decrease in 2002 compared to 2001 is from completing a major portion of the NOx work on our solid fuel units at W.A. Parish and the re-scheduling of the NOx installation on our gas units. The increase in 2001 compared to 2000 was due primarily to increased capital expenditures for installation of equipment to reduce emissions of oxides of nitrogen (NOx) from our generating units.

CASH PROVIDED BY FINANCING ACTIVITIES

     Cash provided by financing activities increased $225 million during 2002 compared to 2001.

     Cash provided by financing activities increased $354 million in 2001 compared to 2000.

     The changes in cash flows provided by (used in) financing activities in each of the periods discussed above were a result of transfers to and from our parent company to support our various requirements for working capital and capital expenditures.

FUTURE SOURCES AND USES OF CASH

     We expect to meet our future capital requirements with cash flows from operations, as well as a combination of intercompany loans from our affiliates and external funding as necessary. From time to time we may use the proceeds of our third party borrowings to repay intercompany indebtedness, make dividend payments or for other corporate purposes. We have obtained consent from Reliant Resources to grant security interests in our assets to lenders under third party facilities. We believe that our cash flows from operations, intercompany loans from our affiliates and our borrowing capability will be sufficient to meet the operational needs of our business for the next twelve months. For a discussion of factors that may impact our access to capital, please read "Risk
Factors -- Other Risks."

     In February 2003, CenterPoint Energy reached an agreement with a syndicate of banks on a second amendment to its $3.85 billion bank facility. Under the terms of the amended bank facility, CenterPoint Energy agreed with the banks not to permit us to incur indebtedness for borrowed money in an aggregate principal amount at any one time outstanding in excess of $250 million. In addition, CenterPoint Energy agreed that proceeds from the sale of any material portion of our assets, subject to certain requirements, or our incurrence of indebtedness for borrowed money in excess of specified levels would be used to prepay outstanding indebtedness under the bank facility. Although we are not contractually bound by these limitations, CenterPoint Energy would likely cause its representatives on our board of directors to direct our business so as not to breach the terms of the agreement.

     Prior to the restructuring of Reliant Energy pursuant to its business separation plan, CenterPoint Energy and Reliant Energy obtained an order from the SEC that granted CenterPoint Energy certain authority with respect to financing, dividends and other matters. The financing authority granted by that order will expire on June 30, 2003, and CenterPoint Energy must obtain a further order from the SEC under the 1935 Act in order for it and its subsidiaries, including us, to engage in financing activities subsequent to that date. For more information regarding the restrictions on our activities under the financing order, please read "Our Business -- Regulation -- Public Utility Holding Company Act of 1935" in Item 1 of this report.

     Capital Requirements. The following table sets forth our capital requirements for 2002, and estimates of our capital requirements for 2003 through 2007 (in millions).

                                             2002   2003   2004   2005   2006   2007
                                             ----   ----   ----   ----   ----   ----
Environmental capital requirements.........  $220   $ 98   $ 33   $ --   $ --   $ --
Other capital requirements.................    60     52     63     68     51     64
                                             ----   ----   ----   ----   ----   ----
Total capital requirements.................  $280   $150   $ 96   $ 68   $ 51   $ 64
                                             ====   ====   ====   ====   ====   ====

     Environmental expenditures for installation of equipment to reduce NOx emissions are expected to decline between 2003 and 2004 in accordance with our NOx emission reduction plan approved by the Texas Utility Commission. Environmental compliance cost estimates for 2006 and 2007 have not been finalized.

     Contractual Obligations. The following table sets forth estimates of our contractual obligations as of December 31, 2002 to make future payments for 2003 through 2007 and thereafter (in millions):

                                                                               2008 AND
CONTRACTUAL OBLIGATIONS           TOTAL    2003   2004   2005   2006   2007   THEREAFTER
-----------------------           ------   ----   ----   ----   ----   ----   ----------
Fuel commitments................  $1,410   $292   $165   $169   $174   $167      $443
Operating lease commitments.....  $  110   $ 11   $ 11   $ 11   $ 10   $ 10      $ 57

     Revenues derived from our capacity auctions come from two sources: capacity payments and energy payments. Energy payments consist of a variety of charges related to the fuel and ancillary services scheduled through our auctioned capacity entitlements. We bill for these energy payments on a monthly basis in arrears. We expect future collected energy payments will cover all of our future fuel commitments.

     Cash Flows From Operations -- Reliant Resources as a Significant
Customer. To date, we have sold a substantial portion of our auctioned capacity entitlements to subsidiaries of Reliant Resources. For more information regarding the impact that Reliant Resources' financial condition may have on our cash flows, please read Risk Factors -- Factors Related to Operating Risks."

     Dividend Policy. We intend to pay regular quarterly cash dividends on our common stock. Our board of directors will determine the amount of future dividends in light of:

     - any applicable contractual restrictions governing our ability to pay dividends, including our agreements with CenterPoint Energy to ensure its compliance with the terms of the Reliant Resources option agreement;

     - applicable legal requirements;

     - our earnings and cash flows;

     - our financial condition; and

     - other factors our board of directors deems relevant.

     On February 7, 2003, our board of directors declared an initial quarterly cash dividend of $0.25 per share of common stock payable on March 20, 2003 to shareholders of record as of the close of business on February 26, 2003. For a description of certain contractual provisions governing Texas Genco's ability to pay dividends, please read "Market for Common Stock and Related Stockholder Matters" in Item 5 of this report.

     We expect our liquidity and capital requirements will be affected by our:

     - capital requirements related to environmental compliance and other maintenance projects;

     - dividend policy;

     - debt service requirements; and

     - working capital requirements.

     Money Pool. At December 31, 2002, we had $86.2 million borrowed from affiliates. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act. The money pool may not provide sufficient funds to meet our cash needs.

     Pension Plan. As discussed in Note 6(a) to the consolidated financial statements, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $17 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonable likely to occur could have a material impact on the presentation of our financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We believe the following critical accounting policies involve the application of accounting estimates for which a change in the estimate is inseparable from the effect of a change in accounting principle.

ALLOCATION METHODOLOGIES USED TO DERIVE OUR FINANCIAL STATEMENTS ON A CARVE-OUT BASIS

     In 2000 and 2001, we employed various allocation methodologies to separate the results of operations and financial condition of the generation-related portion of CenterPoint Energy's business from CenterPoint Energy's historical financial statements in order to prepare our financial statements. For 2000 and 2001, revenues were allocated based on actual costs plus an allowed regulatory rate of return based on regulated invested capital granted to CenterPoint Energy's electric utility by the Texas Utility Commission. The allowed regulatory rate of return was 9.844% for 2000 and 2001. Expenses, such as fuel, purchased power, operations and maintenance, and depreciation and amortization, and assets, such as property, plant and equipment, and inventory, were specifically identified by function and allocated accordingly for our operations. We used various allocations to disaggregate other common expenses, assets and liabilities between our operations and CenterPoint Energy's regulated transmission and distribution operations. We calculated interest expense based upon an allocation methodology that charged us with financing and equity costs from CenterPoint Energy in proportion to our share of total net assets prior to the effects of deregulation discussed below. These methodologies reflect the impact of deregulation on our assets and liabilities as of June 30, 1999; however, all existing regulatory assets which are expected to be recovered as "stranded costs" by our affiliated transmission and distribution utility, CenterPoint Houston, after deregulation have been excluded from these financial statements.

     Beginning January 1, 2002, CenterPoint Energy's generation business was segregated from its electric utility as a separate reporting business segment and began selling electricity in the ERCOT market at prices determined by the market. Accordingly, for 2002, net income reflects the results of market prices for power. Included in operations for 2002 are allocations from CenterPoint Energy for corporate services that included accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics.

     Management believes the estimates inherent in these allocation methodologies to be reasonable. Had we actually existed as a separate company, our results could have significantly differed from those presented herein. In addition, the historical financial information included in our financial statements is not indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone wholesale electric power generation company in a deregulated market during the periods presented.

REVENUE RECOGNITION

     Starting January 1, 2002, we have two primary components of revenue: (1) capacity revenues, which entitle the owner to power, and (2) energy revenues, which are intended to cover the costs of fuel for the actual electricity produced. Capacity payments are billed and collected one month prior to actual energy deliveries and are recorded as deferred revenue until the month of actual energy delivery. At that point, the deferred revenue is reversed, and both capacity and energy payment revenues are recognized. As of December 31, 2002 $49 million of deferred capacity revenue was recorded in our Consolidated Balance Sheet.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets, which primarily include property, plant and equipment (PP&E), comprise $4.0 billion or 91% of our total assets as of December 31, 2002. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. During 2002, no such indicators of impairment existed. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

     As a result of the distribution of approximately 19% of Texas Genco's common stock to CenterPoint Energy's shareholders on January 6, 2003, we re-evaluated these assets for impairment as of December 31, 2002 in accordance with SFAS No. 144. As of December 31, 2002, no impairment had been indicated.

                         NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 142, which provides that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. Adoption of SFAS No. 142 on January 1, 2002 did not have any impact on our financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. We adopted SFAS No. 143 on January 1, 2003.

     We have completed an assessment of the applicability and implications of SFAS No. 143. As a result of the assessment, we have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. Nuclear decommissioning and the lignite mine have recorded liabilities under our previous method of accounting. Liabilities recorded for estimated decommissioning obligations were $138 million and $140 million at December 31, 2001 and 2002, respectively. Liabilities recorded for estimated lignite mine reclamation costs were $28 million and $40 million at December 31, 2001 and 2002, respectively. We have also identified other asset retirement obligations that cannot be calculated because the assets associated with the retirement obligations have an indeterminate life.

     We used an expected cash flow approach to measure our assets retirement obligations under SFAS No. 143. The following amounts represent our asset retirement obligations on a pro-forma basis as if we had adopted SFAS No. 143 as of the respective dates:

                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Nuclear decommissioning.....................................  $178    $187
Jewett lignite mine.........................................     2       4
                                                              ----    ----
  Total.....................................................  $180    $191
                                                              ====    ====

     The net difference between the amounts determined under SFAS No. 143 and our previous method of accounting for estimated nuclear decommissioning costs of $16 million will be recorded as a liability. The net difference between the amounts determined under SFAS No. 143 and our previous method of accounting for estimated mine reclamation costs of $37 million will be recorded as a cumulative effect of accounting change.

     We have previously recognized removal costs as a component of depreciation expense. Upon adoption of SFAS No. 143, we will reverse $115 million of previously recognized removal costs as a cumulative effect of account change.

     In August 2001, the FASB issued SFAS No. 144, SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance prospectively as it relates to lease accounting and will apply the accounting provisions related to debt extinguishment in 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     In June 2002, EITF reached a consensus on EITF No. 02-03 that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy-trading contracts that are physically settled. The EITF did not reach a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy-trading contract, is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. The consensus on presenting gains and losses on energy trading contracts net is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. Adoption of EITF No. 02-03 did not have an impact on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to materially affect our consolidated financial statements. We have adopted the additional disclosure provisions of FIN 45 in our consolidated financial statements as of December 31, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     As discussed in Note 8(c) to our financial statements, we contributed $14.8 million per year in 2000 and 2001 to a trust established to fund our share of the decommissioning costs for the South Texas Project. In 2002, we began contributing $2.9 million per year to this trust. The securities held by the trust for decommissioning costs had an estimated fair value of $163 million as of December 31, 2002, of which approximately 49% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at December 31, 2002, the decrease in fair value of the debt securities would be approximately $1 million. In addition, the risk of an economic loss is mitigated because CenterPoint Energy has agreed to indemnify us for any shortfall of the trust to cover decommissioning costs.

EQUITY MARKET VALUE RISK

     As discussed above under "-- Interest Rate Risk," we contribute to a trust established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of December 31, 2002. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at December 31, 2002, the resulting loss in fair value of these securities would be approximately $8 million. Currently, the risk of an economic loss is mitigated because CenterPoint Energy has agreed to indemnify us for any shortfall of the trust to cover decommissioning costs.

COMMODITY PRICE RISK

     Our gross margins are dependent upon the market price for power in the ERCOT market. Our gross margins are primarily derived from the sale of capacity entitlements associated with our large, solid fuel base-load generating units, including our Limestone and W.A. Parish facilities and our interest in the South Texas Project. The gross margins generated from payments associated with the capacity of these units are directly impacted by natural gas prices. Since the fuel costs for our base-load units are largely fixed under long-term contracts, they are generally not subject to significant daily and monthly fluctuations. However, the market price for power in the ERCOT market is directly affected by the price of natural gas. Because natural gas is the marginal fuel of facilities serving the ERCOT market during most hours, its price has a significant influence on the price of electric power. As a result, the price customers are willing to pay for entitlements to our solid fuel base-load capacity generally rises and falls with natural gas prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY.

                           TEXAS GENCO HOLDINGS, INC.

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         2001         2002
                                                           ----------   ----------   ----------
REVENUES:
  Revenues...............................................  $3,333,550   $3,410,945   $       --
  Energy revenues........................................          --           --    1,093,714
  Capacity and other revenues............................          --           --      447,261
                                                           ----------   ----------   ----------
       Total.............................................   3,333,550    3,410,945    1,540,975
                                                           ----------   ----------   ----------
EXPENSES:
  Fuel costs.............................................   1,644,301    1,303,981      989,560
  Purchased power........................................     752,455    1,222,552       93,841
  Operation and maintenance..............................     392,489      401,677      391,465
  Depreciation and amortization..........................     151,098      154,248      156,740
  Taxes other than income taxes..........................      63,301       63,378       42,930
                                                           ----------   ----------   ----------
       Total.............................................   3,003,644    3,145,836    1,674,536
                                                           ----------   ----------   ----------
OPERATING INCOME (LOSS)..................................     329,906      265,109     (133,561)
OTHER INCOME.............................................       1,379        2,100        3,423
INTEREST EXPENSE, NET....................................      58,550       65,017       25,637
                                                           ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES........................     272,735      202,192     (155,775)
Income Tax Expense (Benefit).............................     100,346       73,804      (62,832)
                                                           ----------   ----------   ----------
NET INCOME (LOSS)........................................  $  172,389   $  128,388   $  (92,943)
                                                           ==========   ==========   ==========
BASIC AND DILUTED EARNINGS PER SHARE.....................  $     2.15   $     1.60   $    (1.16)
                                                           ==========   ==========   ==========

          See Notes to the Company's Consolidated Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2002
                                                              ----------   ----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $       --   $      578
  Customer accounts receivable..............................          --       68,604
  Accounts receivable, other................................      38,173        4,544
  Inventory.................................................     180,249      156,167
  Prepayments and other current assets......................       3,008        4,024
                                                              ----------   ----------
       Total current assets.................................     221,430      233,917
                                                              ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................   3,904,853    3,980,770
                                                              ----------   ----------
OTHER ASSETS:
  Nuclear decommissioning trust.............................     168,982      162,576
  Other.....................................................      27,481       11,584
                                                              ----------   ----------
       Total other assets...................................     196,463      174,160
                                                              ----------   ----------
          TOTAL ASSETS......................................  $4,322,746   $4,388,847
                                                              ==========   ==========

                LIABILITIES, CAPITALIZATION AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable, affiliated companies, net...............  $   48,426   $   22,652
  Accounts payable, fuel....................................     100,725       76,399
  Accounts payable, other...................................      95,210       43,877
  Notes payable, affiliated companies, net..................          --       86,186
  Taxes and interest accrued................................     122,687       38,591
  Other.....................................................      14,661       15,918
                                                              ----------   ----------
       Total current liabilities............................     381,709      283,623
                                                              ----------   ----------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net....................     900,746      813,246
  Unamortized investment tax credit.........................     182,713      170,569
  Nuclear decommissioning reserve...........................     137,542      139,664
  Deferred capacity auction revenue.........................          --       48,721
  Benefit obligations.......................................      33,174       15,751
  Accrued reclamation costs.................................      28,431       39,765
  Notes payable, affiliated companies, net..................          --       18,995
  Other.....................................................      34,415       34,470
                                                              ----------   ----------
       Total other liabilities..............................   1,317,021    1,281,181
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
CAPITALIZATION..............................................   2,624,016           --
                                                              ----------   ----------
SHAREHOLDER'S EQUITY:
  Capital stock.............................................          --            1
  Additional paid-in capital................................          --    2,878,502
  Retained deficit..........................................          --      (54,460)
                                                              ----------   ----------
       Total Shareholder's Equity...........................          --    2,824,043
                                                              ----------   ----------
       Total Capitalization and Shareholder's Equity........   2,624,016    2,824,043
                                                              ----------   ----------
          TOTAL LIABILITIES, CAPITALIZATION AND
            SHAREHOLDER'S EQUITY............................  $4,322,746   $4,388,847
                                                              ==========   ==========

          See Notes to the Company's Consolidated Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        2001        2002
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................  $ 172,389   $ 128,388   $ (92,943)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization........................    151,098     154,248     156,740
     Fuel-related amortization............................     17,746      16,740      12,729
     Deferred income taxes................................     19,639     (29,194)    (27,161)
     Investment tax credit................................    (13,082)    (13,106)    (12,144)
     Changes in other assets and liabilities:
       Accounts receivable................................      3,245     (19,554)    (34,975)
       Inventory..........................................     (8,696)    (16,483)     24,082
       Accounts payable...................................    142,669     (95,490)    (75,659)
       Accounts payable, affiliate........................     19,227      19,743     (25,774)
       Taxes and interest accrued.........................    (37,767)     60,608     (84,096)
       Accrued reclamation costs..........................      1,162       8,505      11,334
       Benefit obligations................................      5,984       2,453     (17,423)
       Deferred revenue from capacity auctions............         --          --      48,721
       Other current assets...............................        656        (491)     (1,016)
       Other current liabilities..........................      4,020        (665)      1,257
       Other long-term assets.............................    (15,904)     (5,822)     15,757
       Other long-term liabilities........................    (29,405)     26,209     (51,756)
                                                            ---------   ---------   ---------
       Net cash provided by (used in) operating
          activities......................................    432,981     236,089    (152,327)
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................   (252,301)   (409,002)   (245,246)
                                                            ---------   ---------   ---------
       Net cash used in investing activities..............   (252,301)   (409,002)   (245,246)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in capitalization activity...................   (180,680)    172,913     292,970
  Increase in short-term notes payables, affiliate........         --          --      86,186
  Increase in long-term notes payable, affiliate..........         --          --      18,995
                                                            ---------   ---------   ---------
       Net cash provided by (used in) financing
          activities......................................   (180,680)    172,913     398,151
                                                            ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................         --          --         578
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........         --          --          --
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $      --   $      --   $     578
                                                            =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest................................................  $  58,597   $  64,267   $   4,270
  Income taxes............................................     87,413      60,963          --

          See Notes to the Company's Consolidated Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

       STATEMENTS OF CONSOLIDATED CAPITALIZATION AND SHAREHOLDER'S EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                                        TOTAL
                                                                                                    CAPITALIZATION
                                           ADDITIONAL                  TOTAL                             AND
                                 CAPITAL    PAID-IN     RETAINED   SHAREHOLDER'S                    SHAREHOLDER'S
                                  STOCK     CAPITAL     DEFICIT       EQUITY       CAPITALIZATION       EQUITY
                                 -------   ----------   --------   -------------   --------------   --------------
BALANCE AS OF DECEMBER 31,
  1999.........................    $--     $       --   $     --    $       --      $ 2,331,006       $2,331,006
  Net income (1)...............    --              --         --            --          172,389          172,389
  Net transfers to parent......    --              --         --            --         (180,680)        (180,680)
                                   --      ----------   --------    ----------      -----------       ----------
BALANCE AS OF DECEMBER 31,
  2000.........................    --              --         --            --        2,322,715        2,322,715
  Net income (1)...............    --              --         --            --          128,388          128,388
  Net transfers from parent....    --              --         --            --          172,913          172,913
                                   --      ----------   --------    ----------      -----------       ----------
BALANCE AS OF DECEMBER 31,
  2001.........................    --              --         --            --        2,624,016        2,624,016
  Net loss (2).................    --              --    (54,460)      (54,460)         (38,483)         (92,943)
  Net transfers from parent....     1       2,878,502         --     2,878,503       (2,585,533)         292,970
                                   --      ----------   --------    ----------      -----------       ----------
BALANCE AS OF DECEMBER 31,
  2002.........................    $1      $2,878,502   $(54,460)   $2,824,043      $        --       $2,824,043
                                   ==      ==========   ========    ==========      ===========       ==========

---------------

(1) Net income included in Capitalization for 2000 and 2001, reflects the net income derived from the allocation of revenue, operating expenses, other income, interest expense and income tax expense from the rate regulated electric utility of Reliant Energy, Incorporated, (Reliant Energy) the predecessor of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which was comprised of transmission and distribution, generation and retail components. For further discussion related to the basis of presentation, See Note 1.

(2) Beginning January 1, 2002, Reliant Energy's electric generation business was segregated in an unincorporated division from its other electric utility operations as a separate reporting business segment. In June 1999, the Texas legislature enacted a law that substantially amended the regulatory structure governing electric utilities in Texas in order to encourage retail electric competition (the Texas electric restructuring law). Under the Texas electric restructuring law, the Company and other power generators in Texas ceased to be subject to traditional cost-based regulation on January 1, 2002. Since that date, the Company has been selling generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. Accordingly, for 2002, net loss reflects revenue received from market-based power sales. Retained deficit at December 31, 2002 reflects the Company's net loss since August 31, 2002, the date of the restructuring as discussed in Note 1. The Company's net loss prior to the restructuring is reflected as a component of capitalization.

          See Notes to the Company's Consolidated Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     Background. In June 1999, the Texas legislature enacted an electric restructuring law which substantially amended the regulatory structure governing electric utilities in Texas in order to encourage retail electric competition. In December 2001, the shareholders of Reliant Energy, Incorporated (Reliant Energy) approved a restructuring proposal that was submitted in response to the Texas electric restructuring law and pursuant to which Reliant Energy would, among other things, (1) convey its Texas electric generation assets to an affiliated company, (2) become an indirect, wholly owned subsidiary of a new public utility holding company, CenterPoint Energy, Inc. (CenterPoint Energy),
(3) be converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) and (4) distribute the capital stock of its operating subsidiaries to CenterPoint Energy. Texas Genco Holdings, Inc. (Texas Genco or the Company) represents the portfolio of generating facilities owned during the periods presented by these financial statements by the unincorporated electric utility division of Reliant Energy.

     On August 24, 2001, Reliant Energy incorporated Texas Genco, a Texas corporation, as a wholly owned subsidiary. In February 2002, the Company issued 1,000 shares of its $1.00 par value common stock to Reliant Energy in exchange for $1,000. In February 2002, Reliant Energy made a capital contribution of $3,000 to the Company. During the period ended June 30, 2002, Reliant Energy made a capital contribution of $14,000 to the Company for payment of general and administrative expenses associated with maintaining its corporate structure. The Company did not conduct any activities other than those mentioned above through August 31, 2002.

     Effective August 31, 2002, Reliant Energy completed the restructuring described above. As a result, on that date Reliant Energy conveyed all of its electric generating facilities to the Company, which was accounted for as a business combination of entities under common control. The Company subsequently became an indirect wholly owned subsidiary of CenterPoint Energy. CenterPoint Energy is subject to regulation by the Securities and Exchange Commission as a "registered holding company" under the Public Utility Holding Company Act of 1935. As used herein, CenterPoint Energy also refers to the former Reliant Energy for dates prior to the restructuring.

     As of January 1, 2002, CenterPoint Energy's electric utility unbundled its businesses in order to separate its power generation, transmission and distribution, and retail electric businesses into separate units. Under the Texas electric restructuring law, as of January 1, 2002, the Company ceased to be subject to traditional cost-based regulation. Since that date, the Company has been selling generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. To facilitate a competitive market, each power generation company affiliated with a transmission and distribution utility is required to sell at auction firm entitlements to 15% of the output of its installed generating capacity on a forward basis for varying terms of up to two years (state mandated auctions). The Company's first state mandated auction was held in September 2001 for power delivered beginning January 1, 2002. This obligation continues until January 1, 2007 unless before that date the Public Utility Commission of Texas (Texas Utility Commission) determines that at least 40% of the quantity of electric power consumed in 2000 by residential and small commercial customers in CenterPoint Houston's service area is being served by retail electric providers not affiliated with CenterPoint Energy. Reliant Resources, Inc. (Reliant Resources) is deemed to be an affiliate of CenterPoint Energy for purposes of this test. Reliant Resources has an option (Reliant Resources Option) to purchase the shares of the Company's common stock owned by CenterPoint Energy that is exercisable in January 2004. In addition to the state mandated auctions, the Company is contractually obligated to auction entitlements to all of its capacity and related ancillary services available, subject to certain permitted reserves, until the date on which the Reliant Resources Option is either exercised or expires (contractually mandated auctions). Reliant Resources is entitled to purchase 50% (but no less than 50% if it exercises this purchase entitlement) of each type of capacity entitlement auctioned by the Company in the contractually mandated auctions at the prices established in the auctions.

                           TEXAS GENCO HOLDINGS, INC.

     Basis of Presentation. The consolidated financial statements include the operations of Texas Genco Holdings, Inc. and its subsidiaries, which manage and operate the Company's electric generation operations. The consolidated financial statements of the Company are presented on a carve-out basis, and present the historical financial position, results of operations and net cash flows of the historically regulated generation-related business of CenterPoint Energy, and are not indicative of the financial position, results of operations or net cash flows that would have existed had the Company been an independent company operating in the Texas deregulated electricity market (ERCOT market) for the two years ended December 31, 2001. Beginning January 1, 2002, CenterPoint Energy's generation business was segregated from CenterPoint Energy's electric utility as a separate reporting business segment and began selling electricity in the ERCOT market at prices determined by the market. Accordingly, for 2002, net loss reflects the results of market prices for power. Included in operations for 2002 are allocations from CenterPoint Energy for corporate services that included accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics.

     Certain information in these consolidated financial statements as of December 31, 2002 and for each of the years in the two-year period ended December 31, 2002 relating to the results of operations and financial condition was derived from the historical financial statements of CenterPoint Energy which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Various allocation methodologies were employed during these periods to separate the results of operations and financial condition of the generation-related portion of CenterPoint Energy's business from CenterPoint Energy's historical financial statements. For 2000 and 2001, revenues were allocated based on the allowed regulatory rate of return on regulated invested capital granted to CenterPoint Energy's electric utility by the Texas Utility Commission. The allowed regulatory rate of return was 9.844% for 2000 and 2001. Expenses during 2000 and 2001, such as fuel, purchased power, operations and maintenance and depreciation and amortization, and assets, such as property, plant and equipment and inventory, were specifically identified by function and allocated accordingly for the Company's operations. Various allocations were used to disaggregate other common expenses, assets and liabilities between the Company and CenterPoint Energy's regulated transmission and distribution operations as of December 31, 2001 and for the two-year period then ended. Interest expense was calculated based upon an allocation methodology that charged the Company with financing and equity costs from CenterPoint Energy in proportion to its share of total net assets. Interest expense in 2002 through August 31, 2002 was allocated based upon the remaining electric utility debt not specifically identified with Reliant Energy's transmission and distribution utility upon deregulation. Effective with the restructuring of Reliant Energy, no long-term debt was assumed by the Company and interest is incurred on borrowings from CenterPoint Energy. These methodologies reflect the impact of deregulation on the Company's assets and liabilities as of June 30, 1999; however, all existing regulatory assets which are expected to be recovered by the transmission and distribution utility after deregulation have been excluded from these consolidated financial statements.

     Management believes these allocation methodologies to be reasonable. Had the Company actually existed as a separate company, its results could have significantly differed from those presented herein. In addition, future results of operations, financial position and net cash flows are expected to materially differ from the historical results presented.

     Texas Genco's Board of Directors declared an 80,000-for-one stock split that was effected on December 18, 2002. On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of Texas Genco's common stock to CenterPoint Energy's shareholders. Earnings per share has been presented as if the 80,000,000 shares were outstanding for all historical periods in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

                           TEXAS GENCO HOLDINGS, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) USE OF ESTIMATES

     The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Also, such estimates relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. In addition to these estimates, see Note 1 (Background and Basis of Presentation) for a discussion of the estimates used and methodologies employed to derive the Company's historical financial statements.

  (b) INVENTORY

     Inventory consists principally of materials and supplies, coal and lignite, natural gas and fuel oil. Inventories used in the production of electricity are valued at the lower of average cost or market except for coal and lignite, which are valued under the last-in, first-out method. Below is a detail of inventory:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Materials and supplies......................................  $ 93,442   $ 92,869
Coal and lignite............................................    57,826     42,791
Natural gas.................................................    19,620     16,733
Fuel oil....................................................     9,361      3,774
                                                              --------   --------
          Total inventory...................................  $180,249   $156,167
                                                              ========   ========

  (c) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at historical cost. Repair and maintenance costs are charged to the appropriate expense accounts as incurred. Property, plant and equipment includes the following:

                                                  ESTIMATED           DECEMBER 31,
                                                 USEFUL LIVES   -------------------------
                                                   (YEARS)         2001          2002
                                                 ------------   -----------   -----------
                                                                     (IN THOUSANDS)
Gas-fired generation facilities................     30-60       $ 2,175,689   $ 2,274,317
Coal and lignite-fired generation facilities...     50            3,678,723     3,820,208
Nuclear generation facilities..................     40            2,884,394     2,905,242
Nuclear fuel...................................                     320,312       344,003
Other..........................................      5-50           303,256       266,570
                                                                -----------   -----------
          Total................................                   9,362,374     9,610,340
Accumulated depreciation and amortization......                  (5,457,521)   (5,629,570)
                                                                -----------   -----------
          Property, plant and equipment, net...                 $ 3,904,853   $ 3,980,770
                                                                ===========   ===========

     Prior to the restructuring described in Note 1 (Background and Basis of Presentation), substantially all of the Company's physical assets used in the conduct of the business and operations of electric generation were subject to liens securing CenterPoint Energy's First Mortgage Bonds. In connection with the restructuring, these assets were released from the liens.

                           TEXAS GENCO HOLDINGS, INC.

  (d) DEPRECIATION AND AMORTIZATION

     Depreciation is computed using the straight-line method based on economic lives or a regulatory mandated method prior to June 30, 1999. Depreciation and amortization expense for 2000, 2001 and 2002 was $151 million, $154 million and $157 million, respectively.

  (e) CAPITALIZED INTEREST

     Capitalized interest is reflected as a reduction to interest expense in the Consolidated Statements of Operations. During the years ended December 31, 2000, 2001 and 2002, the Company capitalized interest of $3.9 million, $4.4 million and $6.6 million, respectively.

  (f) LONG-LIVED ASSETS AND INTANGIBLES

     The Company periodically evaluates long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. An impairment analysis of generating facilities requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the facilities. A resulting impairment loss is highly dependent on these underlying assumptions.

     As a result of the distribution of approximately 19% of Texas Genco's common stock to CenterPoint Energy's shareholders on January 6, 2003, the Company re-evaluated these assets for impairment as of December 31, 2002 in accordance with SFAS No. 144. As of December 31, 2002, no impairment had been indicated.

  (g) REVENUE RECOGNITION

     Prior to January 1, 2002, revenues were derived based on actual costs plus an allowed regulatory rate of return based on regulated invested capital. For the periods subsequent to January 1, 2002, the Company has been accounted for as a separate business segment of CenterPoint Energy selling electricity to wholesale purchasers in the ERCOT market. Accordingly, revenues represent actual results of CenterPoint Energy's generation business segment in 2002 operating in a deregulated market. As of January 1, 2002, the Company has two primary components of revenue: (1) capacity payments, which entitles the owner to power, and (2) energy payments, which are intended to cover the costs of fuel for the actual electricity produced. Capacity payments are billed and collected one month prior to actual energy deliveries and are recorded as deferred revenue until the month of actual energy delivery. At that point, the deferred revenue is reversed, and both capacity and energy payment revenues are recognized. Prior to 2002, all purchased power was part of the total load used to serve retail customers of the integrated utility. Beginning in 2002, fuel costs and purchased power are costs incurred to support sales of energy in the state mandated auctions and contractually mandated auctions required by the Texas Utility Commission, and the corresponding revenues are recorded as Energy revenues.

  (h) RECLAMATION COSTS

     The Company records liabilities related to future reclamation costs when the activities are probable and the costs can be reasonably estimated. As of December 31, 2001 and 2002, the Company has accrued costs related to future reclamation obligations related to its lignite mine at its Limestone generating facility of $28 million and $40 million, respectively.

                           TEXAS GENCO HOLDINGS, INC.

  (i) INCOME TAXES

     The Company is included in the consolidated income tax returns of CenterPoint Energy. The Company calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Current federal and state income taxes payable are payable to or receivable from CenterPoint Energy.

  (j) STATEMENT OF CONSOLIDATED CASH FLOWS

     For purposes of reporting cash flows, the Company considers cash equivalents to be short-term, highly liquid investments readily convertible to cash.

  (k) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 142, which provides that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. Adoption of SFAS No. 142 on January 1, 2002 did not have any impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company adopted SFAS No. 143 on January 1, 2003.

     The Company has completed an assessment of the applicability and implications of SFAS No. 143. As a result of the assessment, the Company has identified retirement obligations for nuclear decommissioning at the South Texas Nuclear Project (South Texas Project) and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. Nuclear decommissioning and the lignite mine have recorded liabilities under the Company's previous method of accounting. Liabilities recorded for estimated decommissioning obligations were $138 million and $140 million at December 31, 2001 and 2002, respectively. Liabilities recorded for estimated lignite mine reclamation costs were $28 million and $40 million at December 31, 2001 and 2002, respectively. The Company has also identified other asset retirement obligations that cannot be calculated because the assets associated with the retirement obligations have an indeterminate life.

                           TEXAS GENCO HOLDINGS, INC.

     The Company used an expected cash flow approach to measure its assets retirement obligations under SFAS No. 143. The following amounts represent the Company's asset retirement obligations on a pro-forma basis as if it had adopted SFAS No. 143 as of the respective dates:

                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Nuclear decommissioning.....................................  $178    $187
Jewett lignite mine.........................................     2       4
                                                              ----    ----
  Total.....................................................  $180    $191
                                                              ====    ====

     The net difference between the amounts determined under SFAS No. 143 and the Company's previous method of accounting for estimated nuclear decommissioning costs of $16 million will be recorded as a liability. The net difference between the amounts determined under SFAS No. 143 and the Company's previous method of accounting for estimated mine reclamation costs of $37 million will be recorded as a cumulative effect of accounting change.

     The Company has previously recognized removal costs as a component of depreciation expense. Upon adoption of SFAS No. 143, the Company will reverse $115 million of previously recognized removal costs as a cumulative effect of accounting change.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's consolidated financial statements. See Note 2(f) for a discussion of the impairment test performed at December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company has applied this guidance prospectively as it relates to lease accounting and will apply the accounting provisions related to debt extinguishment in 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are

                           TEXAS GENCO HOLDINGS, INC.

initiated after December 31, 2002 with early application encouraged. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     In June 2002, the EITF reached a consensus on EITF No. 02-03 that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy-trading contracts that are physically settled. The EITF did not reach a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy-trading contract, is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. The consensus on presenting gains and losses on energy trading contracts net is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. Adoption of EITF No. 02-03 did not have any impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to materially affect the Company's consolidated financial statements. The Company has adopted the additional disclosure provisions of FIN 45 in its consolidated financial statements as of December 31, 2002.

     In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

(3) RELATED PARTY TRANSACTIONS

     As of December 31, 2002, the Company had $86.2 million in short-term borrowings and $19.0 million in long-term borrowings from CenterPoint Energy and its subsidiaries. Such borrowings are used for working capital purposes. Interest expense associated with the borrowings for 2002 was $7.0 million. The effective interest rate on the borrowings was 6.20%. In addition, through August 31, 2002 (the Restructuring), $25.2 million of interest expense was allocated to the Company related to the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation.

     From time to time, the Company has advanced money to, or borrowed money from, CenterPoint Energy or its subsidiaries. As of December 31, 2002, the Company had net accounts payable to affiliates of $23 million.

                           TEXAS GENCO HOLDINGS, INC.

     During 2002, the sales and services by the Company to CenterPoint Energy and its affiliates totaled $53 million. Purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $41 million in 2002.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $47 million for 2002 and are included primarily in operation and maintenance expenses.

     The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company.

     Separation Agreement. In connection with the distribution, the Company entered into a separation agreement with CenterPoint Energy. This agreement contains provisions governing the Company's relationship with CenterPoint Energy following the distribution and specifies the related ancillary agreements between the Company and CenterPoint Energy. In addition, the separation agreement provides for cross-indemnities intended to place sole financial responsibility on the Company and its subsidiaries for all liabilities associated with the current and historical business and operations the Company conducts, regardless of the time those liabilities arose, and to place sole financial responsibility for liabilities associated with CenterPoint Energy's other businesses with CenterPoint Energy and its other subsidiaries. The separation agreement also contains indemnification provisions under which the Company and CenterPoint Energy each indemnify the other with respect to breaches by the indemnifying party of the separation agreement or any ancillary agreements.

     Transition Services Agreement. The Company has entered into a transition services agreement with CenterPoint Energy under which CenterPoint Energy will provide the Company through the earlier of such time as all services under the agreement are terminated or CenterPoint Energy ceases to own a majority of the Company's common stock, various corporate support services that include accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. These services will consist generally of the same types of services as have been provided on an intercompany basis prior to this distribution. The charges the Company will pay for the services will be on a basis generally intended to allow CenterPoint Energy to recover the fully allocated direct and indirect costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit to CenterPoint Energy, except to the extent routinely included in traditional utility cost of capital. Pursuant to a separate lease agreement, CenterPoint Energy has agreed to lease office space in its principal office building in Houston, Texas to the Company for an interim period expected to end no later than December 31, 2004.

     Tax Allocation Agreement. The Company is a member of the CenterPoint Energy consolidated group for tax purposes, and the Company will continue to file a consolidated federal income tax return with CenterPoint Energy while CenterPoint Energy retains its 81% interest in the Company. Accordingly, the Company has entered into a tax allocation agreement with CenterPoint Energy to govern the allocation of U.S. income tax liabilities and to set forth agreements with respect to certain other tax matters. CenterPoint Energy will be responsible for preparing and filing any U.S. income tax returns required to be filed for any company or group of companies of the CenterPoint Energy consolidated group, including all tax returns for the Company for so long as it is a member of the CenterPoint Energy consolidated group. CenterPoint Energy will also be responsible for paying the taxes related to the returns it is responsible for filing. The Company will be responsible for paying CenterPoint Energy its allocable share of such taxes. CenterPoint Energy will determine all tax elections for tax periods during which the Company is a member of the CenterPoint Energy consolidated group. Generally, if there are tax adjustments related to the Company which relate to a tax return

                           TEXAS GENCO HOLDINGS, INC.

filed for a period when the Company was a member of the CenterPoint Energy consolidated group, the Company will be responsible for any increased taxes and the Company will receive the benefit of any tax refunds.

(4) CAPITALIZATION

     CenterPoint Energy has provided the necessary capital to finance the Company's generation related business. The Company had net capitalization of $2.6 billion at December 31, 2001. These amounts represent the amount of capital investments made by Reliant Energy in its generation-related business and the Company's allocated capitalization prior to the formation of the Company as a separate entity. Interest expense for the two years ended December 31, 2001 was calculated based upon an allocation methodology that charged the Company with financing and equity costs from Reliant Energy in proportion to its share of total net assets. Interest expense in 2002 through August 31, 2002 was allocated based upon the remaining electric utility debt not specifically identified with Reliant Energy's transmission and distribution utility upon deregulation. Effective with the restructuring of Reliant Energy on August 31, 2002, no long-term debt was assumed by the Company, and from that point interest has been incurred only on short-term borrowings from CenterPoint Energy.

(5) JOINTLY OWNED ELECTRIC UTILITY PLANT

     The Company owns a 30.8% interest in the South Texas Project, which consists of two 1,250 MW nuclear generating units, and bears a corresponding 30.8% share of capital and operating costs associated with the project. The South Texas Project is owned as a tenancy in common among the Company and three other co-owners, with each owner retaining its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. The Company is severally liable, but not jointly liable, for the expenses and liabilities of the South Texas Project. CenterPoint Energy and the other three co-owners organized STP Nuclear Operating company (STPNOC) to operate and maintain the South Texas Project. STPNOC is managed by a board of directors comprised of one director appointed by each of the four owners, along with the chief executive officer of STPNOC. The Company's share of direct expenses of the South Texas Project is included in the corresponding operating expense categories in the accompanying financial statements. As of December 31, 2001, the total utility plant in service and construction work in progress for the total South Texas Project was $5.8 billion and $120 million, respectively. As of December 31, 2002, the total utility plant in service and construction work in progress for the total South Texas Project was $5.8 billion and $158 million, respectively. As of December 31, 2001 and 2002, Texas Genco's investment in the South Texas Project was $316 million and $323 million, respectively, (net of $2.2 billion accumulated depreciation which includes an impairment loss recorded in 1999 of $745 million). As of December 31, 2001 and 2002, Texas Genco's investment in nuclear fuel was $35 million (net of $286 million amortization) and $42 million (net of $302 million amortization), respectively.

(6) EMPLOYEE BENEFIT PLANS

  (A) PENSION

     Substantially all of the Company's employees participate in CenterPoint Energy's qualified non-contributory pension plan. The benefit accrual is in the form of a cash balance of a specified percentage of annual pay plus accrued interest. CenterPoint Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to the Company based on covered employees. Assets of the plan are not segregated or restricted by CenterPoint Energy's participating subsidiaries and accrued obligations for the Company employees would be the obligation of the retirement plan if the Company were to withdraw. Pension benefit was $5 million and $1 million for the years ended December 31, 2000 and 2001, respectively. The

                           TEXAS GENCO HOLDINGS, INC.

Company recognized pension expense of $15 million for the year ended December 31, 2002, which includes $9 million of non-recurring expenses related to an early retirement program.

     In addition to the plan, the Company participates in CenterPoint Energy's non-qualified pension plan, which allows participants to retain the benefits to which they would have been entitled under the retirement plan except for federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. The expense associated with the non-qualified pension plan was less than $1 million in 2000, 2001 and 2002.

  (b) SAVINGS PLAN

     The Company participates in CenterPoint Energy's qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 16% of compensation. CenterPoint Energy matches 75% of the first 6% of each employee's compensation contributed. CenterPoint Energy may contribute an additional discretionary match of up to 50% of the first 6% of each employee's compensation contributed. These matching contributions are fully vested at all times. A substantial portion of the matching contribution is initially invested in CenterPoint Energy common stock. CenterPoint Energy allocates to the Company the savings plan benefit expense related to the Company's employees.

     Savings plan benefit expense was $10 million, $6 million and $9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

  (c) POSTRETIREMENT BENEFITS

     The Company's employees participate in CenterPoint Energy's plans which provide certain healthcare and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective in early 1999, health care benefits for future retirees were changed to limit employer contributions for medical coverage. Such benefit costs are accrued over the active service period of employees.

     The Company is required to fund a portion of its obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis.

     The net postretirement benefit cost includes the following components:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2000   2001   2002
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Service cost -- benefits earned during the period...........  $ 1    $ 1    $ 1
Interest cost on projected benefit obligation...............    6      6      3
Expected return on plan assets..............................   (3)    (4)    (1)
Net amortization............................................    2      4      1
Benefit enhancement.........................................   --     --      3
                                                              ---    ---    ---
Net postretirement benefit cost.............................  $ 6    $ 7    $ 7
                                                              ===    ===    ===

     Following are the Company's reconciliations of beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 2001 and 2002.

                           TEXAS GENCO HOLDINGS, INC.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2002
                                                              -----   -----
                                                              (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.......................  $ 82    $ 89
Service cost................................................     1       1
Interest cost...............................................     6       3
Benefits paid...............................................    (1)     --
Participant contributions...................................     1      --
Benefit enhancement.........................................    --       3
Transfer to affiliate.......................................    --     (52)
Actuarial (gain) loss.......................................    --      (3)
                                                              ----    ----
Benefit obligation, end of year.............................  $ 89    $ 41
                                                              ====    ====
CHANGE IN PLAN ASSETS
Plan assets, beginning of year..............................  $ 34    $ 37
Benefits paid...............................................    (1)     --
Employer contributions......................................     7       1
Participant contributions...................................     1      --
Transfer to affiliate.......................................    --     (22)
Actual investment return....................................    (4)     (1)
                                                              ----    ----
Plan assets, end of year....................................  $ 37    $ 15
                                                              ====    ====
RECONCILIATION OF FUNDED STATUS
Funded status...............................................  $(52)   $(26)
Unrecognized transition obligation..........................    31       8
Unrecognized prior service cost.............................    14      13
Unrecognized actuarial loss.................................   (10)     (5)
                                                              ----    ----
Net amount recognized at end of year........................  $(17)   $(10)
                                                              ====    ====
ACTUARIAL ASSUMPTIONS
Discount rate...............................................  7.25%   6.75%
Expected long-term rate of return on assets.................   9.5%    9.0%

     For the year ended December 31, 2001, the assumed health care cost trend rates were 7.5% for participants under age 65 and 8.5% for participants age 65 and over. For the year ended December 31, 2002, the assumed health cost trend rate was increased to 12% for all participants. The health care cost trend rates decline by .75% annually to 5.5% by 2011.

     If the health care cost trend rate assumptions were increased or decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 2002 and the annual effect on the total of the service and interest costs would be unchanged.

     The Company's postretirement obligation is presented as a liability in the Consolidated Balance Sheet under the caption Benefit Obligations.

                           TEXAS GENCO HOLDINGS, INC.

  (d) POSTEMPLOYMENT BENEFITS

     The Company provides postemployment benefits through CenterPoint Energy plans for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Postemployment benefits costs were less than $1 million for 2001 and 2002. The Company recognized postemployment benefit income of $2 million for the year ended December 31, 2000.

  (e) OTHER NON-QUALIFIED PLANS

     The Company participates in CenterPoint Energy's deferred compensation plans which permit eligible participants to elect each year to defer a percentage of up to 100% of that year's salary and that year's annual bonus. Employees may elect to receive an early distribution of their deferral plus interest after at least four years or any year, up to and including their age 65 retirement year. In general, employees who attain the age of 60 during employment and participate in CenterPoint Energy's deferred compensation plans may elect to have their deferred compensation amounts repaid in (a) 15 equal annual installments commencing at the later of age 65 or termination of employment or (b) a lump-sum distribution following termination of employment at age 65. Interest generally accrues on deferrals at a rate equal to the average Moody's Long-Term Corporate Bond Index plus 2%, determined annually until termination when the rate is fixed at the rate in effect for the plan year immediately prior to which a participant attains age 65. The Company recorded interest expense related to its deferred compensation obligation of $2 million, $0.8 million and $0.5 million for the years ended December 31, 2000, 2001 and 2002, respectively. The discounted deferred compensation obligation recorded by the Company was $12 million and $4 million as of December 31, 2001 and 2002, respectively.

  (f) OTHER EMPLOYEE MATTERS

     As of December 31, 2002, the Company employed approximately 1,639 people. Of these employees, approximately 1,102 are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 66 that extends through September 2003.

(7) INCOME TAXES

     The Company's current and deferred components of income tax expense were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       2001       2002
                                                       --------   --------   --------
                                                               (IN MILLIONS)
Current
  Federal............................................  $ 59,346   $ 90,665   $(23,526)
  State..............................................    34,444     25,415         --
                                                       --------   --------   --------
     Total current...................................    93,790    116,080    (23,526)
                                                       --------   --------   --------
Deferred
  Federal............................................     6,628    (42,199)   (39,306)
  State..............................................       (72)       (77)        --
                                                       --------   --------   --------
Income tax expense (benefit).........................  $100,346   $ 73,804   $(62,832)
                                                       ========   ========   ========

                           TEXAS GENCO HOLDINGS, INC.

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000       2001       2002
                                                      --------   --------   ---------
                                                               (IN MILLIONS)
Income (loss) before income taxes...................  $272,735   $202,192   $(155,775)
  Federal statutory rate............................        35%        35%         35%
                                                      --------   --------   ---------
Income tax expense (benefit) at statutory rate......    95,457     70,767     (54,521)
                                                      --------   --------   ---------
Increase (decrease) in tax resulting from:
  State income taxes, net of federal income tax
     benefit........................................    22,342     16,470          --
  Amortization of investment tax credit.............   (13,082)   (13,106)     (7,894)
  Excess deferred taxes.............................    (3,581)    (4,353)         --
  Other, net........................................      (790)     4,026        (417)
                                                      --------   --------   ---------
       Total........................................     4,889      3,037      (8,311)
                                                      --------   --------   ---------
Income tax expense (benefit)........................  $100,346   $ 73,804   $ (62,832)
                                                      ========   ========   =========
Effective Rate......................................      36.8%      36.5%       40.3%
                                                      ========   ========   =========

     Following were the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
                                                                 (IN MILLIONS)
Deferred tax assets:
  Non-current:
     Employee benefits......................................  $  1,668   $  4,588
     Environmental reserves.................................     9,950     13,918
     Other..................................................     2,174      3,865
                                                              --------   --------
          Total non-current deferred tax assets.............    13,792     22,371
                                                              --------   --------
Deferred tax liabilities:
     Non-current:
       Depreciation.........................................   908,387    829,125
       Other................................................     6,151      6,492
                                                              --------   --------
          Total non-current deferred tax liabilities........   914,538    835,617
                                                              --------   --------
          Accumulated deferred income taxes, net............  $900,746   $813,246
                                                              ========   ========

     The Company is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 1996 tax year. The 1997, 1998 and 1999 consolidated federal income tax returns are currently under audit. No audit adjustments that would impact the Company have been proposed for the current audit cycle.

                           TEXAS GENCO HOLDINGS, INC.

(8) COMMITMENTS AND CONTINGENCIES

  (a) FUEL AND PURCHASED POWER COMMITMENTS

     Fuel commitments include several long-term coal, lignite and natural gas contracts. Minimum payment obligations related to coal and transportation agreements and lignite mining and lease agreements that extend through 2012 are approximately $292 million in 2003, $165 million in 2004, $169 million in 2005, $174 million in 2006 and $167 million in 2007. Purchase commitments related to purchased power are not material to the Company's operations. As of December 31, 2002, the pricing provisions in some of these contracts were above market.

  (b) LEASE COMMITMENTS

     The following table sets forth information concerning the Company's obligations under non-cancelable long-term operating leases at December 31, 2002, which primarily consist of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions).

2003........................................................   $ 11
2004........................................................     11
2005........................................................     11
2006........................................................     10
2007........................................................     10
2008 and beyond.............................................     57
                                                               ----
  Total.....................................................   $110
                                                               ====

     Total lease expense for all operating leases was $10 million, $10 million and $11 million during 2000, 2001 and 2002, respectively.

  (c) ENVIRONMENTAL, LEGAL AND OTHER

     Clean Air Standards. Based on current limitations of the Texas Commission on Environmental Quality (TCEQ) regarding emission of oxides of nitrogen (NOx) in the Houston area, the Company anticipates investing up to $682 million for emission control equipment through 2005, including $551 million expended from January 1, 1999 through December 31, 2002, with possible additional expenditures after 2005. NOx control estimates for 2006 and 2007 have not been finalized.

     The Texas Utility Commission has determined that the Company's emission control plan is the most effective control option. In addition, the Company is required to provide $16.2 million in funding for certain NOx reduction projects associated with East Texas pipeline companies.

     Nuclear Insurance. The Company and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses.

     Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of December 31, 2002. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $88 million per reactor. The owners are jointly and severally liable at a rate not

                           TEXAS GENCO HOLDINGS, INC.

to exceed $10 million per incident per year. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks.

     There can be no assurance that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

     Nuclear Decommissioning. The Company is the beneficiary of the decommissioning trust that has been established to provide funding for decontamination and decommissioning of the South Texas Project in which the Company owns a 30.8% interest (see Note 5). CenterPoint Houston collects, through rates or other authorized charges to its electric utility customers, amounts designated for funding the decommissioning trust, and pays the amounts to the Company. CenterPoint Energy deposits these amounts into the decommissioning trust. Upon decommissioning of the facility, in the event funds from the trust are inadequate, CenterPoint Houston or its successor will be required to collect through rates or other authorized charges to customers as contemplated by the Texas Utilities Code all additional amounts required to fund the Company's obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trust, the excess will be refunded to the ratepayers of CenterPoint Houston or its successor. CenterPoint Energy is contractually obligated to indemnify Texas Genco from and against any obligations relating to the decommissioning not otherwise satisfied through collections by CenterPoint Houston.

     Joint Operating Agreement with City of San Antonio. The Company has a joint operating agreement with the City Public Service Board of San Antonio
(CPS) to share savings from the joint dispatching of each party's generating assets. Dispatching the two generating systems jointly results in savings of fuel and related expenses because there is a more efficient utilization of each party's lowest cost resources. The two parties equally share the savings resulting from joint dispatch. The agreement terminates in 2009.

  (d) OPTION TO PURCHASE CENTERPOINT ENERGY'S INTEREST IN THE COMPANY

     Reliant Resources has an option (Reliant Resources Option) to purchase all of the shares of common stock of the Company owned by CenterPoint Energy. The Reliant Resources Option may be exercised between January 10, 2004 and January 24, 2004. The per share exercise price under the option will equal the average daily closing price on the national exchange for publicly held shares of common stock of the Company for the 30 consecutive trading days with the highest average closing price for any 30 day trading period during the last 120 trading days ending January 9, 2004, plus a control premium, up to a maximum of 10%, to the extent a control premium is included in the valuation determination made by the Texas Utility Commission relating to the market value of the Company. The per share exercise price is also subject to adjustment based on the difference between the per share dividends paid to CenterPoint Energy during the period from January 6, 2003 through the option closing date and the Company's actual per share earnings during that period. Reliant Resources has agreed that if it exercises the Reliant Resources Option and purchases the shares of the Company's common stock, Reliant Resources will also purchase from CenterPoint Energy all notes and other payables owed by the Company to CenterPoint Energy as of the option closing date, at their principal amount plus accrued interest. Similarly, if there are notes or payables owed to the Company by CenterPoint Energy as of the option closing date, Reliant Resources will assume those obligations in exchange for a payment from CenterPoint Energy of an amount equal to the principal plus accrued interest.

     In the event that Reliant Resources exercises the Reliant Resources Option in 2004, the Company would be required to step up or step down the tax basis in all of its assets following the date of the sale to be equivalent generally to the value of the equity of the Company (based upon the purchase price) plus the principal amount of the Company's indebtedness at the time of the purchase. The resulting step-up or step-

                           TEXAS GENCO HOLDINGS, INC.

down in the basis of the Company's assets would impact its future tax liabilities. A step-up would reduce the Company's future tax liabilities, while a step-down would increase its liabilities. The Company cannot currently project the impact of this tax election because it is dependent on (1) Reliant Resources' exercise of its option in 2004, and (2) the purchase price to be paid by Reliant Resources in 2004, which is not known at this time.

     Exercise of the Reliant Resources Option by Reliant Resources will be subject to various regulatory approvals, including Hart-Scott-Rodino antitrust clearance and United States Nuclear Regulatory Commission license transfer approval.

(9) UNAUDITED QUARTERLY INFORMATION

     Summarized quarterly financial data is as follows:

                                                          YEAR ENDED DECEMBER 31, 2001
                                                      -------------------------------------
                                                       FIRST    SECOND     THIRD    FOURTH
                                                      QUARTER   QUARTER   QUARTER   QUARTER
                                                      -------   -------   -------   -------
                                                                  (IN MILLIONS)
Revenues............................................   $977      $957      $898      $579
Operating income....................................     29        95       116        25
Net income..........................................      5        49        71         3

                                                          YEAR ENDED DECEMBER 31, 2002
                                                      -------------------------------------
                                                       FIRST    SECOND     THIRD    FOURTH
                                                      QUARTER   QUARTER   QUARTER   QUARTER
                                                      -------   -------   -------   -------
                                                                  (IN MILLIONS)
Revenues............................................   $326      $414      $526      $275
Operating income (loss).............................    (52)      (29)        7       (59)
Net income (loss)...................................    (29)      (24)        3       (43)

(10) GUARANTOR DISCLOSURES

     As part of its normal business operations, Texas Genco, LP, a wholly owned subsidiary, has also entered into power purchase and sale agreements to buy less expensive power than Texas Genco's marginal cost of generation or to sell power to another party who is willing to pay more than Texas Genco's marginal cost of generation. Texas Genco has guaranteed the payment obligations of Texas Genco, LP under certain of these agreements, typically for a one-year term. As of December 31, 2002, Texas Genco had delivered 7 such guarantees with an aggregate maximum potential exposure of $28.2 million and an aggregate carrying amount of $-0-.

     CenterPoint Energy has delivered guarantees in support of Texas Genco's obligations to ERCOT under qualified scheduling entity and transmission congestion rights agreements. These guarantees expire in October, 2003 and as of December 31, 2002, have an aggregate maximum potential exposure of $45 million and an aggregate carrying amount of $-0-.

(11) SUBSEQUENT EVENT

     On February 7, 2003, the Company's board of directors declared an initial quarterly cash dividend of $0.25 per share of common stock payable on March 20, 2003 to shareholders of record as of the close of business on February 26, 2003.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Texas Genco Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Texas Genco Holdings, Inc., (the Company), an indirect wholly-owned subsidiary of CenterPoint Energy, Inc., as of December 31, 2001 and 2002, and the related statements of consolidated operations, cash flows and capitalization and shareholder's equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by Item 10, to the extent not set forth in "Executive Officers" in Item 1 of this Form 10-K, is or will be set forth in the definitive proxy statement relating to Texas Genco's 2003 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to Texas Genco's 2003 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to Texas Genco's 2003 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to Texas Genco's 2003 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements.
        Statements of Consolidated Operations for the Three Years
          Ended
          December 31, 2002.........................................   47
        Consolidated Balance Sheets at December 31, 2002 and 2001...   48
        Statements of Consolidated Cash Flows for the Three Years
          Ended
          December 31, 2002.........................................   49
        Statements of Consolidated Capitalization and Shareholder's
          Equity for the Three Years Ended December 31,2002.........   50
        Notes to Consolidated Financial Statements..................   51
        Independent Auditors' Report................................   67
(a)(2)  Financial Statement Schedules for the Three Years Ended
          December 31, 2002.

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

        I, II, III, IV and V.

     (a)(3) Exhibits

        See Index of Exhibits on page 73.

     (b) Reports on Form 8-K

     On December 23, 2002, we filed a Current Report on Form 8-K dated December 20, 2002, containing Item 5 disclosure reporting that the Board of Directors of CenterPoint Energy had declared a stock distribution of approximately 19% of the 80,000,000 outstanding shares of Texas Genco common stock to CenterPoint Energy shareholders to take place on January 6, 2003.

     On January 7, 2003, we filed a Current Report on Form 8-K dated January 6, 2003, containing Item 5 disclosure reporting that CenterPoint Energy had distributed approximately 19% of the 80,000,000 outstanding shares of Texas Genco common stock to CenterPoint Energy's common shareholders of record as of the close of business on December 20, 2002.

     On January 27, 2003, we filed a Current Report on Form 8-K dated January 27, 2003, containing Item 5 disclosure reporting that executives of Texas Genco had hosted a live webcast of a conference call at 1:30 p.m. CST in which they presented a general overview of Texas Genco's business.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the twelfth day of March, 2003.

                                         TEXAS GENCO HOLDINGS, INC.
                                              (Registrant)

                                          By:       /s/ DAVID G. TEES
                                            ------------------------------------
                                                       David G. Tees
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2003.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

                /s/ DAVID G. TEES                     President, Chief Executive Officer and Director
 ------------------------------------------------              (Principal Executive Officer)
                 (David G. Tees)


               /s/ GARY L. WHITLOCK                     Executive Vice President and Chief Financial
 ------------------------------------------------                         Officer
                (Gary L. Whitlock)                             (Principal Financial Officer)


                /s/ JAMES S. BRIAN                   Senior Vice President and Chief Accounting Officer
 ------------------------------------------------              (Principal Accounting Officer)
                 (James S. Brian)


             /s/ DAVID M. MCCLANAHAN                                      Director
 ------------------------------------------------
              (David M. McClanahan)

                                 CERTIFICATIONS

I, David G. Tees, certify that:

     1. I have reviewed this annual report on Form 10-K of Texas Genco Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By:        /s/ DAVID G. TEES
    ----------------------------------
              David G. Tees
      President and Chief Executive
                 Officer

I, Gary L. Whitlock, certify that:

     1. I have reviewed this annual report on Form 10-K of Texas Genco Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By:      /s/ GARY L. WHITLOCK
    ----------------------------------
             Gary L. Whitlock
       Executive Vice President and
         Chief Financial Officer

                           TEXAS GENCO HOLDINGS, INC.

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                               INDEX OF EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                       SEC FILE
                                                                                          OR
 EXHIBIT                                                                             REGISTRATION      EXHIBIT
 NUMBER                  DESCRIPTION               REPORT OR REGISTRATION STATEMENT     NUMBER        REFERENCE
---------                -----------               --------------------------------  ------------     ---------
 +3.1         --  Amended and Restated Articles
                  of Incorporation

 +3.2         --  Amended and Restated Bylaws

  4.1         --  Specimen Stock Certificate       Texas Genco Holdings, Inc.'s       001-31449          4.1
                                                   ("Texas Genco") registration
                                                   statement on Form 10

+10.1         --  Separation Agreement between
                  CenterPoint Energy, Inc.
                  ("CenterPoint Energy") and
                  Texas Genco effective as of
                  August 31, 2002

 10.2         --  Texas Genco Option Agreement     CenterPoint Energy Houston           1-3187          10.4
                                                   Electric, LLC's (formerly
                                                   Reliant Energy, Incorporated)
                                                   ("REI") quarterly report on Form
                                                   10-Q for the quarter ended March
                                                   31, 2001

+10.3         --  Transition Services Agreement
                  between CenterPoint Energy and
                  Texas Genco effective as of
                  August 31, 2002

 10.4         --  Technical Services Agreement     CenterPoint Houston's quarterly    001-31449         10.3
                                                   report on Form 10-Q for the
                                                   quarter ended March 31, 2001

+10.5         --  Tax Allocation Agreement
                  between CenterPoint Energy and
                  Texas Genco effective as of
                  August 31, 2002

 10.6(a)      --  Executive Benefit Plan of        Houston Industries                   1-7629     10(a)(1),(a)(2)
                  CenterPoint and First and        Incorporated's ("HI") Form 10-Q                   and (a)(3)
                  Second Amendments thereto        for the quarter ended March 31,
                  effective as of June 1, 1982,    1987
                  July 1, 1984 and May 7, 1986,
                  respectively

 10.6(b)      --  Third Amendment to Exhibit       REI's Form 10-K for the year         1-3187        10(a)(2)
                  10.6(a) dated September 17,      ended December 31, 2000
                  1999

 10.7(a)      --  Executive Life Insurance Plan    HI's Form 10-K for the year          1-7629          10(q)
                  of CenterPoint effective as of   ended December 31, 1993
                  January 1, 1994

                                                                                       SEC FILE
                                                                                          OR
 EXHIBIT                                                                             REGISTRATION      EXHIBIT
 NUMBER                  DESCRIPTION               REPORT OR REGISTRATION STATEMENT     NUMBER        REFERENCE
---------                -----------               --------------------------------  ------------     ---------
 10.7(b)      --  First Amendment to Exhibit       HI's Form 10-Q for the quarter       1-7629           10
                  10.7(a) effective as of January  ended June 30, 1995
                  1, 1994

 10.7(c)      --  Second Amendment to Exhibit      REI's Form 10-K for the year         1-3187        10(s)(3)
                  10.7(a) effective as of August   ended December 31, 1997
                  6, 1997

 10.8(a)      --  Long-Term Incentive              HI's Form 10-Q for the quarter       1-7629          10(c)
                  Compensation Plan of             ended June 30, 1989
                  CenterPoint effective as of
                  January 1, 1989

 10.8(b)      --  First Amendment to Exhibit       HI's Form 10-K for the year          1-7629        10(f)(2)
                  10.8(a) effective as of January  ended December 31, 1989
                  1, 1990

 10.8(c)      --  Second Amendment to Exhibit      HI's Form 10-K for the year          1-7629        10(u)(3)
                  10.8(a) effective as of          ended December 31, 1992
                  December 22, 1992

 10.8(d)      --  Third Amendment to Exhibit       REI's Form 10-K for the year         1-3187        10(m)(4)
                  10.8(a) effective as of August   ended December 31, 1997
                  6, 1997

 10.9         --  Retention Agreement effective    REI's Form 10-K for the year         1-3187         10(jj)
                  October 15, 2001 between REI     ended December 31, 2001
                  and David G. Tees

 10.10(a)     --  Deferred Compensation Plan of    HI's Form 10-K for the year          1-7629        10((d)(3)
                  CenterPoint effective as of      ended December 31, 1990
                  January 1, 1991

 10.10(b)     --  First Amendment to Exhibit       HI's Form 10-K for the year          1-7629        10(j)(2)
                  10.10(a) effective as of         ended December 31, 1991
                  January 1, 1991

 10.10(c)     --  Second Amendment to Exhibit      HI's Form 10-Q for the quarter       1-7629          10(g)
                  10.10(a) effective as of March   ended March 31, 1992
                  30, 1992

 10.10(d)     --  Third Amendment to Exhibit       HI's Form 10-K for the year          1-7629        10(j)(4)
                  10.10(a) effective as of June    ended December 31, 1993
                  2, 1993

 10.10(e)     --  Fourth Amendment to Exhibit      HI's Form 10-K for the year          1-7629        10(j)(5)
                  10.10(a) effective as of         ended December 31, 1993
                  December 1, 1993

 10.10(f)     --  Fifth Amendment to Exhibit       HI's Form 10-K for the year          1-7629        10(j)(6)
                  10.10(a) effective as of         ended December 31, 1994
                  September 7, 1994

 10.10(g)     --  Sixth Amendment to Exhibit       HI's Form 10-Q for the quarter       1-7629          10(b)
                  10.10(a) effective as of August  ended June 30, 1995
                  1, 1995

 10.10(h)     --  Seventh Amendment to Exhibit     HI's Form 10-Q for the quarter       1-7629          10(d)
                  10.10(a) effective as of         ended June 30, 1996
                  December 1, 1995

                                                                                       SEC FILE
                                                                                          OR
 EXHIBIT                                                                             REGISTRATION      EXHIBIT
 NUMBER                  DESCRIPTION               REPORT OR REGISTRATION STATEMENT     NUMBER        REFERENCE
---------                -----------               --------------------------------  ------------     ---------
 10.10(i)     --  Eighth Amendment to Exhibit      HI's Form 10-Q for the quarter       1-7629          10(d)
                  10.10(a) effective as of         ended June 30, 1997
                  January 1, 1997

 10.10(j)     --  Ninth Amendment to Exhibit       REI's Form 10-K for the year         1-3187        10(1)(10)
                  10.10(a) effective in part       ended December 31, 1997
                  August 6, 1997, in part October
                  1, 1997 and in part January 1,
                  1998

 10.10(k)     --  Tenth Amendment to Exhibit       REI's Form 10-K for the year         1-3187
                  10.10(a) effective as of         ended December 31, 1997
                  September 3, 1997

 10.11        --  Assignment and Assumption        Texas Genco's registration          1-31449          10.11
                  Agreement for the Technical      statement on Form 10
                  Services Agreement entered into
                  as of August 31, 2002, by and
                  between Texas Genco, LP and REI

 10.12        --  Undertaking to Comply with       Texas Genco's registration          1-31449          10.12
                  Certain Provisions of Option     statement on Form 10
                  Agreement entered into as of
                  August 31, 2002 by Texas Genco

+10.13        --  Amendment No. 1 to Texas Genco
                  Option Agreement dated February
                  21, 2003

 21.1         --  Subsidiaries of Texas Genco      Texas Genco's registration          1-31449          21.1
                                                   statement on Form 10