Form 10-Q
period 2003-03-31
TEXAS GENCO HOLDINGS INC
filed 2003-05-13
CIK 1188303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                         -------------------------------

                         COMMISSION FILE NUMBER 1-31449

                           TEXAS GENCO HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

             TEXAS                                       76-0695920
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          1111 LOUISIANA                                  (713) 207-1111
       HOUSTON, TEXAS 77002                      (Registrant's telephone number,
(Address and zip code of principal                    including area code)
        executive offices)

                         -------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    [X]     No   [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act). Yes    [ ]     No   [X]

     As of May 2, 2003, Texas Genco Holdings, Inc., (Texas Genco) had 80,000,000 shares of common stock outstanding, including 64,764,240 shares which were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                           TEXAS GENCO HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.................................................................   1
             Statements of Consolidated Operations
                Three Months Ended March 31, 2002 and 2003 (unaudited)................................   1
             Consolidated Balance Sheets
                December 31, 2002 and March 31, 2003 (unaudited)......................................   2
             Statements of Consolidated Cash Flows
                Three Months Ended March 31, 2002 and 2003 (unaudited)................................   3
             Notes to Unaudited Consolidated Financial Statements.....................................   4
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations ..............................................................................  11
         Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................   23
         Item 4. Controls and Procedures.............................................................   23

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings...................................................................   25
         Item 5. Other Information...................................................................   25
         Item 6. Exhibits and Reports on Form 8-K....................................................   26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           TEXAS GENCO HOLDINGS, INC.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                      2002         2003
                                                                   ---------    ---------
REVENUES:
 Energy revenues .............................................     $ 240,482    $ 223,764
 Capacity and other revenues .................................        85,165      134,823
                                                                   ---------    ---------
     Total ...................................................       325,647      358,587
                                                                   ---------    ---------
EXPENSES:
 Fuel costs ..................................................       180,983      207,989
 Purchased power .............................................        48,366       11,994
 Operation and maintenance ...................................        94,709      105,350
 Depreciation and amortization ...............................        40,331       39,079
 Taxes other than income taxes ...............................        13,014       11,291
                                                                   ---------    ---------
     Total ...................................................       377,403      375,703
                                                                   ---------    ---------
OPERATING LOSS ...............................................       (51,756)     (17,116)
OTHER INCOME .................................................             2          200
INTEREST EXPENSE, NET ........................................         7,989        2,803
                                                                   ---------    ---------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE...................................................       (59,743)     (19,719)
INCOME TAX BENEFIT ...........................................        25,049        8,837
                                                                   ---------    ---------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...........       (34,694)     (10,882)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ...........            --       98,910
                                                                   ---------    ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS ........     $ (34,694)   $  88,028
                                                                   =========    =========
BASIC AND DILUTED EARNINGS PER SHARE:
Income from Continuing Operations Before Cumulative Effect of
   Accounting Change .........................................     $   (0.43)   $   (0.14)
Cumulative Effect of Accounting Change, net of tax ...........            --         1.24
                                                                   ---------    ---------
Net Income (Loss) Attributable to Common Shareholders ........     $   (0.43)   $    1.10
                                                                   =========    =========

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                        DECEMBER 31,         MARCH 31,
                                                                                       -------------      -------------
                                                                                            2002               2003
                                                                                       -------------      -------------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................    $         578      $       1,407
  Customer accounts receivable.....................................................           68,604             76,204
  Accounts receivable, other.......................................................            4,544              5,456
  Materials and supplies...........................................................           92,869             91,029
  Fuel stock and petroleum products................................................           63,298             80,364
  Prepaid expenses and other current assets........................................            4,024              2,705
                                                                                       -------------      -------------
       Total current assets........................................................          233,917            257,165
                                                                                       -------------      -------------
PROPERTY, PLANT AND EQUIPMENT, NET.................................................        3,980,770          4,159,035
                                                                                       -------------      -------------
OTHER ASSETS:
  Nuclear decommissioning trust....................................................          162,576            157,778
  Other............................................................................           11,584             10,741
                                                                                       -------------      -------------
       Total other assets..........................................................          174,160            168,519
                                                                                       -------------      -------------
          TOTAL ASSETS.............................................................    $   4,388,847      $   4,584,719
                                                                                       =============      =============

                         LIABILITES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -  affiliated companies, net....................................    $      22,652      $      11,663
  Accounts payable, fuel...........................................................           76,399             89,279
  Accounts payable, other..........................................................           43,877             40,747
  Notes payable -  affiliated companies, net.......................................           86,186            188,285
  Taxes and interest accrued.......................................................           38,591              8,197
  Other............................................................................           15,918              9,690
                                                                                       -------------      -------------
       Total current liabilities...................................................          283,623            347,861
                                                                                       -------------      -------------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net...........................................          813,246            861,535
  Unamortized investment tax credit................................................          170,569            167,532
  Nuclear decommissioning reserve..................................................          139,664            188,993
  Deferred capacity auction revenue................................................           48,721             46,844
  Benefit obligations..............................................................           15,751             16,089
  Accrued reclamation costs........................................................           39,765              3,898
  Notes payable -  affiliated companies, net.......................................           18,995             18,995
  Other............................................................................           34,470             40,901
                                                                                       -------------      -------------
       Total other liabilities.....................................................        1,281,181          1,344,787
                                                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY:
  Common stock (80,000,000 shares outstanding at December 31, 2002 and March 31,
    2003, respectively)............................................................
                                                                                                   1                  1
  Additional paid-in capital.......................................................        2,878,502          2,878,502
  Retained earnings (deficit)......................................................          (54,460)            13,568
                                                                                       -------------      -------------
       Total Shareholders' Equity..................................................        2,824,043          2,892,071
                                                                                       -------------      -------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................    $   4,388,847      $   4,584,719
                                                                                       =============      =============

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      2002         2003
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ............................................     $ (34,694)   $  88,028
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization .............................        40,331       39,079
    Fuel-related amortization .................................         6,706        6,535
    Deferred income taxes .....................................        (8,055)      (4,971)
    Cumulative effect of accounting change ....................            --      (98,910)
    Investment tax credit .....................................        (3,308)      (3,037)
    Changes in other assets and liabilities:
      Accounts receivable .....................................       (77,198)      (8,512)
      Inventory ...............................................         9,187      (15,226)
      Accounts payable ........................................       (68,284)       9,750
      Accounts payable, affiliate .............................       (55,293)     (10,989)
      Taxes and interest accrued ..............................      (122,073)     (30,393)
      Accrued reclamation costs ...............................           298           93
      Benefit obligations .....................................        (8,832)         338
      Deferred revenue from capacity auctions .................        23,726       (1,877)
      Other current assets ....................................           451        1,319
      Other current liabilities ...............................         6,465       (6,229)
      Other long-term assets ..................................        22,501          808
      Other long-term liabilities .............................        87,916       (2,736)
                                                                    ---------    ---------
         Net cash used in operating activities ................      (180,156)     (36,930)
                                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures .........................................       (76,946)     (44,340)
                                                                    ---------    ---------
         Net cash used in investing activities ................       (76,946)     (44,340)
                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of common stock dividends ............................            --      (20,000)
 Net change in capitalization activity ........................       259,070           --
 Increase in short-term notes payables, affiliate .............            --      102,099
                                                                    ---------    ---------
        Net cash provided by financing activities .............       259,070       82,099
                                                                    ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................         1,968          829
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............            --          578
                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................     $   1,968    $   1,407
                                                                    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
 Interest .....................................................     $     383    $   2,099
 Income taxes .................................................            --           --

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of Texas Genco Holdings, Inc. (Texas Genco or the Company) are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of Texas Genco (Texas Genco Form 10-K) for the year ended December 31, 2002.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests.

     Background. In June 1999, the Texas legislature enacted an electric restructuring law which substantially amended the regulatory structure governing electric utilities in Texas in order to encourage retail electric competition. In December 2001, the shareholders of Reliant Energy, Incorporated (Reliant Energy) approved a restructuring proposal that was submitted in response to the Texas electric restructuring law and pursuant to which Reliant Energy would, among other things, (1) convey its Texas electric generation assets to an affiliated company, (2) become an indirect, wholly owned subsidiary of a new public utility holding company, CenterPoint Energy, Inc. (CenterPoint Energy),
(3) be converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) and (4) distribute the capital stock of its operating subsidiaries to CenterPoint Energy. Texas Genco represents the portfolio of generating facilities owned by the unincorporated electric utility division of Reliant Energy.

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

     Effective August 31, 2002, Reliant Energy completed the restructuring described above. As a result, on that date Reliant Energy conveyed all of its electric generating facilities to the Company, which was accounted for as a business combination of entities under common control. The Company subsequently became an indirect wholly owned subsidiary of CenterPoint Energy. CenterPoint Energy is subject to regulation by the SEC as a "registered holding company" under the Public Utility Holding Company Act of 1935 (1935 Act). As used herein, CenterPoint Energy also refers to the former Reliant Energy for dates prior to the restructuring.

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

     Basis of Presentation. The consolidated financial statements include the operations of Texas Genco and its subsidiaries, which manage and operate the Company's electric generation operations. Beginning January 1, 2002, CenterPoint Energy's generation business was segregated from CenterPoint Energy's electric utility as a separate reporting business segment and began selling electricity in the Texas deregulated electricity market (ERCOT market) at prices determined by the market. Accordingly, the net loss before cumulative effect of accounting change reflects the results of market prices for power. Included in operations are allocations from CenterPoint Energy for corporate services that included accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. Various allocation methodologies were employed during this period to separate the results of operations and financial condition of the generation-related portion of CenterPoint Energy's business from CenterPoint Energy's historical financial statements. Interest expense was calculated based on an allocation methodology that charged the Company with financing and equity costs of CenterPoint Energy in proportion to the Company's share of total net assets. Interest expense in 2002 through August 31, 2002 was allocated based upon the remaining electric utility debt not specifically identified with Reliant Energy's transmission and distribution utility upon deregulation. Effective with the restructuring of Reliant Energy, no long-term debt was assumed by the Company and interest is incurred on borrowings from CenterPoint Energy. Management believes these allocation methodologies to be reasonable. Had the Company actually existed as a separate company, its results could have significantly differed from those presented herein.

     Texas Genco's Board of Directors declared an 80,000-for-one stock split that was effected on December 18, 2002. On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of Texas Genco's common stock to CenterPoint Energy's shareholders. Earnings per share for 2002 has been presented as if the 80 million shares were outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The number of shares outstanding for purposes of computing both basic and diluted earnings per share is 80 million for the three months ended March 31, 2002 and 2003.

     The Company declared and paid a dividend of $0.25 per share of common stock in the first quarter of 2003.

     For information regarding certain environmental matters and legal proceedings, see Note 4 herein.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

     The Company has identified retirement obligations for nuclear decommissioning at the South Texas Project Electric Generating Station (South Texas Project) and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. Prior to adoption of SFAS No. 143, the Company had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $139.7 million and $39.7 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, the Company reversed the $139.7 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99.1 million offset by accumulated depreciation of $35.8 million as well as a retirement obligation of $186.7 million. The $16.3 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability due to regulatory requirements. The Company also reversed the $39.7 million it had previously recorded for the Jewett mine reclamation and recorded a plant asset of $1.9 million offset by accumulated depreciation of $0.4 million as well as a retirement obligation of $3.8 million. The $37.4 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. The Company has also identified other asset retirement obligations that cannot be calculated because the assets associated with the retirement obligations have an indeterminate life.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the three months ended March 31, 2003:

                                 BALANCE,                                                         BALANCE,
                                JANUARY 1,  LIABILITIES  LIABILITIES                CASH FLOW     MARCH 31,
                                  2003       INCURRED      SETTLED     ACCRETION    REVISIONS       2003
                                ----------  -----------  -----------   ---------    ---------     ---------
                                                             (IN MILLIONS)
Nuclear decommissioning.....     $ 186.7          --           --        $ 2.2           --         $188.9
Jewett lignite mine.........         3.8          --           --          0.1           --            3.9
                                 -------      ------       ------        -----       ------         ------
                                 $ 190.5          --           --        $ 2.3           --         $192.8
                                 =======      ======       ======        =====       ======         ======

     The following represents the pro-forma effect on the Company's net income for the three months ended March 31, 2002, as if the Company had adopted SFAS No. 143 as of January 1, 2002:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2002
                                                              ------------------
                                                                (IN THOUSANDS)
Net loss as reported ..................................          $   (34,694)
Pro-forma net loss.....................................              (26,959)

DILUTED EARNINGS PER SHARE:
Net loss as reported ..................................          $     (0.43)
Pro-forma net loss.....................................                (0.34)

     The following represents the Company's asset retirement obligations on a pro-forma basis as if it had adopted SFAS No. 143 as of December 31, 2002:

                                                         AS REPORTED    PRO-FORMA
                                                         -----------    ---------
                                                               (IN MILLIONS)
Nuclear decommissioning................................    $ 139.7       $ 186.7
Jewett lignite mine....................................       39.7           3.8
                                                           -------       -------
  Total................................................    $ 179.4       $ 190.5
                                                           =======       =======

     The Company has previously recognized removal costs as a component of depreciation expense. Upon adoption of SFAS No. 143, the Company reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The total cumulative effect recognized upon adoption of SFAS No. 143 was $99 million after- tax ($152 million pre-tax).

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and the accounting provisions related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified. No such reclassification was required in the three month period ended March 31, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     In June 2002, the EITF reached a consensus on EITF No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-3) that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy-trading contracts that are physically settled. The EITF did not reach a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy-trading contract, is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. The consensus on presenting gains and losses on energy trading contracts net is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. Adoption of EITF No. 02-03 did not have any impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have any material impact on its results of operations or financial condition.

(3) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     As of December 31, 2002, the Company had $86 million in short-term borrowings and $19 million in long-term borrowings from CenterPoint Energy and its subsidiaries. As of March 31, 2003, the Company had $188 million in short-term borrowings and $19 million in long-term borrowings from CenterPoint Energy and its subsidiaries. Such borrowings are used for working capital purposes. Interest expense associated with the borrowings for the three months ended March 31, 2003 was $4 million. For the three months ended March 31, 2003, the effective interest rate on the borrowings was 11.5%. In addition, for the three months end March 31, 2002, $9.5 million of interest expense was allocated to the Company related to the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation.

     From time to time, the Company has advanced money to, or borrowed money from, CenterPoint Energy or its subsidiaries. As of December 31, 2002 and March 31, 2003, the Company had net accounts payable to affiliates of $23 million and $12 million, respectively.

     During the three months ended March 31, 2002 and 2003, the sales and services by the Company to Reliant Resources and its subsidiaries totaled $171 million and $244 million, respectively. During the three months ended March 31, 2002 and 2003, the sales and services by the Company to CenterPoint Energy and its affiliates totaled $60 million and $0, respectively. During the three months ended March 31, 2003, the sales and services by the Company to BP Energy, a major customer, totaled $38 million.

     During the three months ended March 31, 2002, purchases of power by the Company from Reliant Resources were $6 million. During the three months ended March 31, 2003, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $5 million.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $14 million and $10 million for the three months ended March 31, 2002 and 2003, respectively, and are included primarily in operation and maintenance expenses.

     The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company.

(4)  COMMITMENTS AND CONTINGENCIES

(a)  ENVIRONMENTAL, LEGAL AND OTHER

     Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through March 31, 2003, the Company has invested $582 million for NOx emission control, and plans to make expenditures of up to approximately $200 million for the remainder of 2003 through 2007. The Texas electric restructuring law provides for stranded cost recovery for expenditures incurred before May 1, 2003 to achieve the NOx reduction requirements. Incurred costs include costs for which contractual obligations have been made. The Texas Utility Commission has determined that the Company's emission control plan is the most cost-effective option for achieving compliance with applicable air quality standards for the Company's generating facilities.

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

     Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of March 31, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $88 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks.

     There can be no assurance that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

     Nuclear Decommissioning. The Company is the beneficiary of the decommissioning trust that has been established to provide funding for decontamination and decommissioning of the South Texas Project in which the Company owns a 30.8% interest. CenterPoint Houston collects, through rates to its electric utility customers, amounts designated for funding the decommissioning trust, and pays the amounts to the Company. Funds collected are deposited into a nuclear decommissioning trust. Upon decommissioning of the facility, in the event funds from the trust are inadequate, CenterPoint Houston or its successor will be required to collect through rates or other authorized charges to customers as contemplated by the Texas Utilities Code all additional amounts required to fund the Company's obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trust, the excess will be refunded to the ratepayers of CenterPoint Houston or its successor. CenterPoint Energy is contractually obligated to indemnify Texas Genco from and against any obligations relating to the decommissioning not otherwise satisfied through collections by CenterPoint Houston.

     Joint Operating Agreement with City of San Antonio. The Company has a joint operating agreement with the City Public Service Board of San Antonio to share savings from the joint dispatching of each party's generating assets. Dispatching the two generating systems jointly results in savings of fuel and related expenses because there is a more efficient utilization of each party's lowest cost resources. The two parties equally share the savings resulting from joint dispatch. The agreement terminates in 2009.

     Supplier Suits. Texas Genco is currently engaged in a dispute with its fuel supplier at its Limestone electric generating facility over the terms and pricing for fuel supplied to that facility under a 1999 settlement agreement between the parties and under ancillary obligations and over certain other contractual issues between the parties. On May, 6, 2003, Texas Genco filed suit for a declaratory judgment and damages against the supplier, Northwestern Resources Co. (NWR), in Harris County, Texas, and NWR filed an amended petition seeking a declaratory judgment in an action previously filed against Reliant Energy in Limestone County, Texas. NWR claims Texas Genco has breached its obligations under its commitments to burn lignite and by purchasing coal from the Powder River Basin without first giving NWR a right of first refusal to supply lignite at a price that permits the plant to generate electricity at a cost that is equal to or less than the cost to generate electricity using coal from the Powder River Basin as the fuel. NWR also contends that Texas Genco is not entitled to certain production royalties from lignite leases held by Texas Genco. In its suit, Texas Genco seeks rulings that it has not breached its obligations regarding the purchase and burning of Powder River Basin coal but that, instead, NWR has breached its obligations by failing to pay production royalties and in other respects. The ultimate outcome of this dispute cannot be determined at this time.

(b)  OPTION TO PURCHASE CENTERPOINT ENERGY'S INTEREST IN THE COMPANY

     Reliant Resources has an option (Reliant Resources Option) to purchase all of the shares of common stock of the Company owned by CenterPoint Energy. The Reliant Resources Option may be exercised between January 10, 2004 and January 24, 2004. The per share exercise price under the Reliant Resources Option will equal the average daily closing price on The New York Stock Exchange for the 30 consecutive trading days with the highest average closing price for any 30 day trading period during the last 120 trading days ending January 9, 2004, plus a control premium, up to a maximum of 10%, to the extent a control premium is included in the valuation determination made by the Texas Utility Commission relating to the market value of the Company. The per share exercise price is also subject to adjustment based on the difference between the per share dividends paid to CenterPoint Energy during the period from January 6, 2003 through the option closing date and the Company's actual per share earnings during that period. Reliant Resources has agreed that if it exercises the Reliant Resources Option and purchases the shares of the Company's common stock, Reliant Resources will also purchase from CenterPoint Energy all notes and other payables owed by the Company to CenterPoint Energy as of the option closing date, at their principal amount plus accrued interest. Similarly, if there are notes or payables owed to the Company by CenterPoint Energy as of the option closing date, Reliant Resources will assume those obligations in exchange for a payment from CenterPoint Energy of an amount equal to the principal plus accrued interest.

     In the event that Reliant Resources exercises the Reliant Resources Option in 2004, the Company would be required to step-up or step-down the tax basis in all of its assets following the date of the sale to be equivalent generally to the value of the equity of the Company (based upon the purchase price) plus the principal amount of the Company's indebtedness at the time of the purchase. The resulting step-up or step-down in the basis of the Company's assets would impact its future tax liabilities. A step-up would reduce the Company's future tax liabilities, while a step-down would increase its liabilities. The Company cannot currently project the impact of this tax election because it is dependent on (1) Reliant Resources' exercise of its option in 2004, and (2) the purchase price to be paid by Reliant Resources in 2004, which is not known at this time.

     Exercise of the Reliant Resources Option by Reliant Resources will be subject to various regulatory approvals, including Hart-Scott-Rodino antitrust clearance and United States Nuclear Regulatory Commission (NRC) license transfer approval.

(5)  SUBSEQUENT EVENTS

(a) South Texas Project

     During a routine refueling and maintenance outage in early April 2003, engineers found a small quantity of residue from reactor cooling water in the South Texas Project Unit 1 reactor containment building. No other residue was found in Unit 1 or in the plant's twin Unit 2 reactor when it was inspected during a refueling outage in the fall of 2002. Upon discovery of the residue, South Texas Project officials immediately reported their findings to the NRC. The South Texas Project's managers and engineers are conferring with industry experts to develop a corrective action plan. The NRC must approve any corrective action plan before it is implemented.

     Although Unit 1 was originally scheduled to be returned to service by May 2003, it will remain shut down until any necessary corrective action is completed. While the unit remains out of service, the Company will meet its existing power sales obligations from other generating units and/or from purchases from third parties. A protracted outage at Unit 1 would adversely affect the Company's operating results. Until inspections are completed and an acceptable corrective action plan has been developed, the Company is unable to predict the extent of the economic impact of this outage and when the unit will be returned to service. The Company does not expect Unit 1 will return to service before late summer of 2003.

(b) Declaration of Dividend

     On May 8, 2003, the board of directors of the Company declared a quarterly cash dividend of $0.25 per share of common stock, payable on June 20, 2003 to holders of record as of the close of business on May 27, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in combination with the Company's Interim Financial Statements and notes contained in this Form 10-Q.

                                    OVERVIEW

     We are one of the largest wholesale electric power generating companies in the United States. As of March 31, 2003, the aggregate net generating capacity of our portfolio of assets was 14,175 megawatts (MW). We sell electric generation capacity, energy and ancillary services in the Electric Reliability Council of Texas (ERCOT) market, which is the largest power market in the State of Texas. The ERCOT market consists of the majority of the population centers in the State of Texas and facilitates reliable grid operations for approximately 85% of the demand for power in the state.

OUR SEPARATION FROM CENTERPOINT ENERGY

     Legislation enacted by the Texas legislature in 1999 (Texas electric restructuring law) required the restructuring of electric utilities in Texas in order to separate their power generation, transmission and distribution, and retail electric provider businesses into separate units. In March 2001, the Public Utility Commission of Texas (Texas Utility Commission) approved a business separation plan for Reliant Energy, Incorporated (Reliant Energy) involving the separation of Reliant Energy's generation, transmission and distribution, and retail businesses into three separate companies. Effective August 31, 2002, Reliant Energy consummated a restructuring transaction (the Restructuring) in accordance with its business separation plan in which it, among other things:

     - conveyed all of its electric generating facilities to us;

     - became a subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy); and

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

     On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of Texas Genco's common stock to CenterPoint Energy's shareholders (the Distribution). As used herein, CenterPoint Energy also refers to the former Reliant Energy for dates prior to the Restructuring.

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

     In 2002, our capacity auctions were consummated at market-based prices that resulted in returns substantially below the historical regulated return on our facilities that we have experienced in the past. However, we have begun to see improvement in auction prices for our 2003 capacity entitlements. Since the pricing of our generation products is sensitive to gas prices, higher gas prices in the latter part of 2002 and in the first quarter of 2003 have positively influenced the prices in our recent capacity auctions. Because we have a significant amount of low-cost base-load solid fuel and nuclear generating units, higher gas prices generally increase the profitability of our base-load capacity entitlements since prospective purchasers face higher-cost gas-fired generation alternatives. With the higher market prices and our efforts to reduce our operating costs, we expect to show an improvement in profitability for 2003. However, we do not expect this improvement will recover to the levels of our historical regulated returns in the near future due in part to the current surplus of generating capacity in the ERCOT market and changes to the economic conditions affecting our industry that have occurred since our base-load facilities were originally constructed, including the development of high efficiency gas-fired generating units.

     Lack of bids for gas fired generation during the March 2003 capacity auction for June, July and August capacity entitlements resulted in the decision to keep our P.H. Robinson Unit 3 and Webster Unit 3 generating units in mothball status through November 2003. The remaining six units mothballed in October 2002, totaling 2,470 MW, are expected to return to service by June 2003.

     With an increasingly competitive wholesale energy market, the composition and level of our operation and maintenance expense is likely to change.

RECENT DEVELOPMENTS

     During a routine refueling and maintenance outage in early April 2003, engineers found a small quantity of residue from reactor cooling water in the South Texas Project Electric Generating Station (South Texas Project) Unit 1 reactor containment building. No other residue was found in Unit 1 or in the plant's twin Unit 2 reactor when it was inspected during a refueling outage in the fall of 2002. Upon discovery of the residue, South Texas Project officials immediately reported their findings to the Nuclear Regulatory Commission (NRC). The South Texas Project's managers and engineers are conferring with industry experts to develop a corrective action plan. The NRC must approve any corrective action plan before it is implemented.

     Although Unit 1 was originally scheduled to be returned to service by May 2003, it will remain shut down until any necessary corrective action is completed. While the unit remains out of service, we will meet our existing power sales obligations from other generating units and/or from purchases from third parties. A protracted outage at Unit 1 would adversely affect our operating results. Until inspections are completed and an acceptable corrective action plan has been developed, we are unable to predict the extent of the economic impact of this outage and when the unit will be returned to service. We do not expect Unit 1 (our share is 385 MW) will return to service before late summer of 2003. In order to mitigate the financial impact of forced outages at our generating units, we do not auction 750 MW of base-load capacity and 500 MW of gas-fired capacity. However, nuclear generation from the South Texas Project is our least expensive source of power because the cost of nuclear fuel is substantially less than that of coal, lignite or natural gas. Accordingly, while Unit 1 is shut down, we will be required to satisfy capacity entitlements with significantly more expensive power and our ability to make opportunity sales and serve gas auction entitlements from South Texas Project production will be reduced. For example, our coal and lignite base-load capacity generally operates at an approximate energy cost of between $16/Mwh and $17/Mwh and gas-fired capacity ranges between $55/Mwh and $60/Mwh based on current natural gas prices, while our nuclear generation capacity generally operates at an approximate energy cost of between $4/Mwh and $5/Mwh.

                       CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth our consolidated results of operations for the three months ended March 31, 2002 and 2003, followed by a discussion of our consolidated results of operations.

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              2002              2003
                                                                           -----------       ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
 Energy revenues.....................................................      $   240,482       $  223,764
 Capacity and other revenues.........................................           85,165          134,823
                                                                           -----------       ----------
    Total............................................................          325,647          358,587
                                                                           -----------       ----------
EXPENSES:
 Fuel costs..........................................................          180,983          207,989
 Purchased power.....................................................           48,366           11,994
 Operation and maintenance...........................................           94,709          105,350
 Depreciation and amortization.......................................           40,331           39,079
 Taxes other than income taxes.......................................           13,014           11,291
                                                                           -----------       ----------
    Total............................................................          377,403          375,703
                                                                           -----------       ----------
OPERATING LOSS.......................................................          (51,756)         (17,116)
OTHER INCOME.........................................................                2              200
INTEREST EXPENSE, NET................................................            7,989            2,803
                                                                           -----------       ----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE..          (59,743)         (19,719)
INCOME TAX BENEFIT...................................................           25,049            8,837
                                                                           -----------       ----------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................
                                                                               (34,694)         (10,882)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX...................               --           98,910
                                                                           -----------       ----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS................      $   (34,694)      $   88,028
                                                                           ===========       ==========
BASIC AND DILUTED EARNINGS PER SHARE:
 Income from Continuing Operations Before Cumulative Effect of
   Accounting Change.................................................      $     (0.43)      $    (0.14)
 Cumulative Effect of Accounting Change, net of tax..................               --             1.24
                                                                           -----------       ----------
 Net Income (Loss) Attributable to Common Shareholders...............      $     (0.43)      $     1.10
                                                                           ===========       ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     We reported a loss before cumulative effect of accounting change of $11 million ($0.14 per diluted share) for the three months ended March 31, 2003 compared to a loss of $35 million ($0.43 per diluted share) for the three months ended March 31, 2002. The $24 million improvement was primarily attributable to increased gross margins as a result of higher capacity auction prices driven by higher gas prices, partially offset by increased operation and maintenance expenses due to unplanned forced outages in the first quarter of 2003 and higher property insurance expense. The first quarter is typically our lowest performing quarter due to seasonal revenue effects and the scheduling of planned maintenance on our generating units. South Texas Project Unit 2 was taken out of service in December 2002 as a result of non- safety related mechanical failures and was returned to service on March 14, 2003. The added cost of replacement energy negatively impacted gross margin by approximately $23 million for the first quarter of 2003.

     Operation and maintenance expense increased $10 million for the three months ended March 31, 2003 as compared to the same period in 2002. The increase was primarily due to the Unit 2 outage discussed above ($4 million), a scheduled re-fueling outage on Unit 1 ($2 million) without a comparable outage in 2002 and higher property insurance expense ($1 million).

     Taxes other than income taxes decreased $2 million for the three months ended March 31, 2003 as compared to the same period in 2002. This decrease was attributable to a reduction in property taxes.

     Interest expense decreased $5 million, or 65%, for the three months ended March 31, 2003 from the comparable 2002 period primarily as a result of $9.5 million in intercompany interest allocated in 2002 prior to the Restructuring of Reliant Energy and related to the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation. This decrease was partially offset by interest expense of $2.8 million on intercompany borrowings from CenterPoint Energy to fund working capital requirements in the first quarter of 2003.

     The effective tax rates for the three months ended March 31, 2003 and 2002 were 44.8% and 41.9%, respectively. The increase in the effective rate for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily the result of a decrease in the pretax loss, offset by reduced benefits from state taxes and the amortization of investment tax credits.

     In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), we have completed an assessment of the applicability and implications of SFAS No. 143. As a result of the assessment, we have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The 2003 results include a $99 million after-tax ($152 million pre-tax) non-cash gain ($1.24 per diluted share) from the adoption of SFAS No. 143. For additional discussion of the adoption of SFAS No. 143, please read Note 2 to our Interim Financial Statements.

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

     Employee Benefit Plans. Our eligible employees currently participate in CenterPoint Energy's employee benefit plans and programs in accordance with the terms and conditions of such plans and programs, as may be amended or terminated by CenterPoint Energy at any time. Additionally, CenterPoint Energy expects that a separate pension plan will be established for Texas Genco in 2004. Texas Genco would receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record its pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions." It is anticipated that a plan established for Texas Genco would be underfunded and that such underfunding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2003 could materially, positively or negatively, change the funding status of a plan established for Texas Genco.

RELIANT RESOURCES OPTION

     As part of Reliant Energy's business separation plan, Reliant Resources, Inc. (Reliant Resources) was granted an option that may be exercised between January 10, 2004 and January 24, 2004 to purchase all of the approximately 81% of the outstanding shares of Texas Genco common stock currently owned by CenterPoint Energy (Reliant Resources Option). The terms of the option agreement were amended in February 2003. The per share exercise price under the Reliant Resources Option will equal the average daily closing price of Texas Genco common stock on The New York Stock Exchange over the 30 consecutive trading days out of the last 120 trading days ending January 9, 2004 which result in the highest average closing price. In addition, a control premium, up to a maximum of 10%, will be added to the price to the extent a control premium is included in the valuation determination made by the Texas Utility Commission relating to the market value of Texas Genco. If the option closing has not occurred within sixteen months of the option exercise, rights under the option agreement will terminate. Reliant Resources will be entitled to rescind its exercise of the option by giving notice to CenterPoint Energy on or before the 45th day following the option exercise date if Reliant Resources has been unable by that date to secure financing for its purchase of the shares of Texas Genco common stock on terms reasonably acceptable to Reliant Resources. Upon the giving of such notice of rescission, the option period will be deemed to have expired without exercise of the option.

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

     In the event Reliant Resources exercises its option, we would be required to step-up or step-down the tax basis in all of our assets following the date of the sale to be equivalent generally to the value of the equity of Texas Genco, based upon the purchase price, plus the principal amount of Texas Genco's indebtedness at the time of the purchase.

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

     For a description of the limitations on our ability to pay dividends, please read "Market for Common Stock and Related Stockholder Matters" in Item 5 of the Texas Genco Form 10-K, which is incorporated by reference herein.

TECHNICAL SERVICES AGREEMENT WITH RELIANT RESOURCES

     Under a technical services agreement, Reliant Resources is obligated to provide engineering and technical support services and environmental, safety and industrial health services to support the operation and maintenance of our facilities. Reliant Resources is also obligated to provide systems, technical, programming and consulting support services and hardware maintenance (but excluding plant-specific hardware) necessary to provide dispatch planning, dispatch, and settlement and communication with the ERCOT independent system operator, as well as general information technology services for us. The fees Reliant Resources charges for these services are designed to allow it to recover its fully allocated direct and indirect costs and to obtain reimbursement of all out-of-pocket expenses. Expenses associated with capital investment in systems and software that benefit both the operation of Reliant Resources' facilities and our facilities will be allocated on an installed MW basis.

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

     We sold 91% of our available capacity for 2002 and through March 2003 have sold 81% of our available capacity for 2003. Reliant Resources purchased entitlements to 63% of the available 2002 capacity and through March 2003 has purchased 62% of the available 2003 capacity. These purchases were made either through the exercise by Reliant Resources of its contractual rights to purchase 50% of the entitlements auctioned in the contractually mandated auctions or through the submission of bids in those auctions. In either case, these purchases were made at market-based prices. Effective March 28, 2003, Texas Genco, LP, our subsidiary, amended a Master Power Purchase and Sale Agreement with a subsidiary of Reliant Resources, related to ERCOT power sales. Texas Genco, LP was granted a security interest in accounts receivable and/or securitization notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

SOUTH TEXAS PROJECT DECOMMISSIONING TRUST

     We are the beneficiary of the decommissioning trust that has been established to provide funding for decontamination and decommissioning of the South Texas Project in which we own a 30.8% interest. CenterPoint Houston collects, through rates or other authorized charges to its electric utility customers, amounts designated for funding the decommissioning trust, and deposits these amounts into the decommissioning trust. Upon decommissioning of the facility, in the event funds from the trust are inadequate, CenterPoint Houston or its successor will be required to collect through rates to customers as contemplated by the Texas Utilities Code all additional amounts required to fund our obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trust, the excess will be refunded to the ratepayers of CenterPoint Houston or its successor.

COMMON DIRECTORS

     David M. McClanahan, Gary L. Whitlock, Scott E. Rozzell and Robert J. Cruikshank are directors and/or officers of CenterPoint Energy. As a result, they may need to recuse themselves and not participate in board meetings where actions are taken in connection with transactions or other relationships involving both companies.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Earnings" in the Texas Genco Form 10-K, which is incorporated herein by reference.

     In addition to the factors incorporated by reference from the Texas Genco Form 10-K, please read the discussion of the South Texas Project Unit 1 forced outage under "-- Recent Developments."

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The net cash provided by/used in our operating, investing and financing activities for the three months ended March 31, 2002 and 2003 is as follows (in millions):

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             2002         2003
                                                        ------------  --------------
Cash provided by (used in):
  Operating activities.............................        $ (180)       $  (37)
  Investing activities.............................           (77)          (44)
  Financing activities.............................           259            82

CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash used in operating activities for the three months ended March 31, 2003 decreased $143 million as compared to the same period in 2002. This decrease was primarily due to decreased accounts receivable as a result of a decline in fuel billings to the regulated utility in 2003 and the change to a deregulated environment in 2002 as well as decreased accounts payable as a result of our having no cogeneration purchase requirements in 2003 in a deregulated environment as compared to 2002. Additionally, in the first quarter of 2002, the Company paid higher taxes associated with regulated revenues for 2001. These decreases were partially offset by an increase in inventory primarily related to timing of deliveries in late 2001 and higher gas prices in 2003.

CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities for the three months ended March 31, 2003 decreased $33 million as compared to the same period in 2002 primarily due to the completion of a major portion of the required environmental capital expenditures for emissions of oxides of nitrogen (NOx) during 2002.

CASH PROVIDED BY FINANCING ACTIVITIES

     Net cash provided by financing activities for the three months ended March 31, 2003 decreased $177 million as compared to the same period in 2002. The decrease was primarily a result of reductions in transfers from CenterPoint Energy to support our various requirements for working capital and capital expenditures, partially offset by a dividend on our common stock in the first quarter of 2003.

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

     Prior to the Restructuring, CenterPoint Energy and Reliant Energy obtained an order from the Securities and Exchange Commission (SEC) that granted CenterPoint Energy certain authority with respect to financing, dividends and other matters. The financing authority granted by that order will expire on June 30, 2003, and CenterPoint Energy must obtain a further order from the SEC under the Public Utility Holding Company Act of 1935 (1935 Act) in order for it and its subsidiaries, including us, to engage in financing activities subsequent to that date. For more information regarding the restrictions on our activities under the financing order, please read "Our Business -- Regulation -- Public Utility Holding Company Act of 1935" in Item 1 of the Texas Genco 10-K, which is incorporated by reference herein.

     Capital Requirements. We anticipate investing up to $439 million in capital expenditures during the years 2003 through 2007, including $40 million expended during the three months ended March 31, 2003. We anticipate capital expenditures to be approximately $109 million and $107 million in the remainder of 2003 and 2004, respectively.

     Environmental expenditures for installation of equipment to reduce NOx emissions are expected to decline between 2003 and 2007 in accordance with our NOx emission reduction plan approved by the Texas Utility Commission.

     Cash Flows From Operations -- Reliant Resources as a Significant Customer. To date, we have sold a substantial portion of our auctioned capacity entitlements to subsidiaries of Reliant Resources. For more information regarding the impact that Reliant Resources' financial condition may have on our cash flows, please read "Risk Factors -- Factors Related to Operating Risks," in
Item 1 of the Texas Genco Form 10-K, which is incorporated by reference herein.

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

     On February 7, 2003, our board of directors declared an initial quarterly cash dividend of $0.25 per share of common stock payable on March 20, 2003 to shareholders of record as of the close of business on February 26, 2003. For a description of certain contractual provisions governing our ability to pay dividends, please read "Market for Common Stock and Related Stockholder Matters" in Item 5 of the Texas Genco Form 10-K, which is incorporated by reference herein.

     We expect our liquidity and capital requirements will be affected by our:

     - capital requirements related to environmental compliance and other maintenance projects;

     - dividend policy;

     - debt service requirements; and

     - working capital requirements.

     Money Pool. At December 31, 2002 and March 31, 2003, we had $86 million and $188 million respectively, borrowed from affiliates. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act. The money pool may not provide sufficient funds to meet our cash needs.

     Pension Plan. As discussed in Note 6(a) to the Texas Genco Form 10-K, which is incorporated by reference herein, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $17 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. Additionally, we expect that a separate pension plan will be established for Texas Genco in 2004. Texas Genco would receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record its pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions". It is anticipated that a plan established for Texas Genco would be underfunded and that such underfunding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2003 could materially, positively or negatively, change the funding status of a plan established for Texas Genco.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonable likely to occur could have a material impact on the presentation of our financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We believe the following critical accounting policies involve the application of accounting estimates for which a change in the estimate is inseparable from the effect of a change in accounting principle. Accordingly, these accounting policies have been reviewed and discussed with the audit committee of the board of directors.

REVENUE RECOGNITION

     Starting January 1, 2002, we have two primary components of revenue: (1) capacity revenues, which entitle the owner to power, and (2) energy revenues, which are intended to cover the costs of fuel for the actual electricity produced. Capacity payments are billed and collected one month prior to actual energy deliveries and are recorded as deferred revenue until the month of actual energy delivery. At that point, the deferred revenue is reversed, and both capacity and energy payment revenues are recognized. As of December 31, 2002, and March 31, 2003, $49 million and $47 million, respectively, of deferred capacity revenue was recorded in our Consolidated Balance Sheets.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets, which primarily include property, plant and equipment (PP&E), comprise $4.2 billion or 91% of our total assets as of March 31, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

     As a result of the distribution of approximately 19% of Texas Genco's common stock to CenterPoint Energy's shareholders on January 6, 2003, we re-evaluated these assets for impairment as of December 31, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As of December 31, 2002, no impairment had been indicated.

                          NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, we adopted SFAS No. 143. SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

     We have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. Prior to adoption of SFAS No. 143, we had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $139.7 million and $39.7 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, we reversed the $139.7 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99.1 million offset by accumulated depreciation of $35.8 million as well as a retirement obligation of $186.7 million. The $16.3 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability due to regulatory requirements. We also reversed the $39.7 million we had previously recorded for the Jewett mine reclamation and recorded a plant asset of $1.9 million offset by accumulated depreciation of $0.4 million as well as a retirement obligation of $3.8 million. The $37.4 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. We have also identified other asset retirement obligations that cannot be calculated because the assets associated with the retirement obligations have an indeterminate life.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the three months ended March 31, 2003:

                                 BALANCE,                                                        BALANCE,
                                JANUARY 1,  LIABILITIES   LIABILITIES                CASH FLOW    MARCH 31,
                                   2003      INCURRED       SETTLED     ACCRETION    REVISIONS      2003
                                ----------  -----------   -----------   ---------    ---------   -----------
                                                                (IN MILLIONS)
Nuclear decommissioning.....      $ 186.7        --             --        $ 2.2           --        $188.9
Jewett lignite mine.........          3.8        --             --          0.1           --           3.9
                                 --------      ----          -----        -----         ----        ------
                                  $ 190.5        --             --        $ 2.3           --        $192.8
                                 ========      ====          =====        =====         ====        ======

     The following represents the pro-forma effect on our net income for the three months ended March 31, 2002, as if we had adopted SFAS No. 143 as of January 1, 2002:

                                                          THREE MONTHS ENDED
                                                            MARCH 31, 2002
                                                          ----------------------
                                                            (IN THOUSANDS)
Net loss as reported ..................................      $   (34,694)
Pro-forma net loss.....................................          (26,959)

DILUTED EARNINGS PER SHARE:
Net loss as reported ..................................      $     (0.43)
Pro-forma net loss.....................................            (0.34)

     The following represents our asset retirement obligations on a pro-forma basis as if we had adopted SFAS No. 143 as of December 31, 2002:

                                               AS REPORTED  PRO-FORMA
                                               -----------  ---------
                                                   (IN MILLIONS)
Nuclear decommissioning...................      $   139.7    $ 186.7
Jewett lignite mine.......................           39.7        3.8
                                                ---------    -------
 Total....................................      $   179.4    $ 190.5
                                                =========    =======

     We have previously recognized removal costs as a component of depreciation expense. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The total cumulative effect recognized upon adoption of SFAS No. 143 was $99 million after-tax ($152 million pre-tax).

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance as it relates to lease accounting and the accounting provisions related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented will be reclassified. No such reclassification was required in the three month period ended March 31, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     In June 2002, the EITF reached a consensus on EITF No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-3) that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy-trading contracts that are physically settled. The EITF did not reach a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy-trading contract, is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. The consensus on presenting gains and losses on energy trading contracts net is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. Adoption of EITF No. 02-03 did not have an impact on our financial position or results of operations.

    In November 2002, the FASB issued FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure

Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN 45 to have a material impact on our results of operations or financial condition.

     In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have any material impact on our results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We contributed $2.9 million in 2002 to trusts established to fund our share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $158 million as of March 31, 2003, of which approximately 48% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at March 31, 2003, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. In addition, the risk of an economic loss is mitigated because CenterPoint Energy has agreed to indemnify us for any shortfall of the trust to cover decommissioning costs.

EQUITY MARKET VALUE RISK

     As discussed above under "-- Interest Rate Risk," we contribute to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of March 31, 2003. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at March 31, 2003, the resulting loss in fair value of these securities would be approximately $8 million. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

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

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are, from time to time, a party to litigation arising in the normal course of our business, most of which involves contract disputes or claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation that we expect will have a material adverse effect on our financial condition, results of operations and cash flows. For a description of a number of lawsuits involving claims of asbestos exposure at properties owned by us, please read "Our Business -- Environmental Matters -- Asbestos" in Item 1 of the Texas Genco Form 10-K, which is incorporated herein by reference.

ITEM 5  OTHER INFORMATION.

     Forward-Looking Statements. From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," "will," or other similar words.

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

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

  - state and federal legislative and regulatory actions or developments, including deregulation; re-regulation and restructuring of the market served by the Electric Reliability Council of Texas, Inc. (ERCOT market); and changes in, or application of, environmental and other laws or regulations to which we are subject;

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

  - political, legal and economic conditions and developments in the United States; and

  - other factors we discuss in the Texas Genco Form 10-K, including those outlined in "Risk Factors."

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                                            SEC FILE
                                                                                               OR
 EXHIBIT                                                                                  REGISTRATION       EXHIBIT
  NUMBER                   DESCRIPTION             REPORT OR REGISTRATION STATEMENT          NUMBER         REFERENCE
----------        ------------------------------   ----------------------------------     ------------      ---------
    3.1        -- Amended and Restated             Texas Genco Holdings, Inc.'s              1-31449           3.1
                  Articles of Incorporation        ("Texas Genco")  Form 10-K for the
                                                   year ended December 31, 2002

    3.2        -- Amended and Restated Bylaws      Texas Genco's Form 10-K for               1-31449           3.2
                                                   the year ended December 31, 2002

    4.1        -- Specimen Stock Certificate       Texas Genco's registration                1-31449           4.1
                                                   statement on Form 10
  +99.1        -- Section 906 Certification of
                  David G. Tees

  +99.2        -- Section 906 Certification of
                  Gary L. Whitlock

  +99.3        -- Items incorporated by
                  reference from the Texas
                  Genco Form 10-K:  "Our
                  Business--Regulation--Public
                  Utility Holding Company Act
                  of 1935" in Item 1,  "Risk
                  Factors--Factors Related to
                  Operating Risks" in Item 1,
                  "Our Business--Environmental
                  Matters--Asbestos" in Item 1,
                  "Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations
                  --Certain Factors Affecting
                  Future Earnings" in Item 7,
                  "Market for Common Stock and
                  Related Stockholder Matters"
                  in Item 5 and Notes 6(a) and 8

(b)  Reports on Form 8-K.

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

     On April 23, 2003, we filed a Current Report on Form 8-K dated April 19, 2003, reporting the shutdown of a reactor at the South Texas Project Nuclear Generating Station.

     On April 24, 2003, we filed a Current Report on Form 8-K dated April 24, 2003, in which we announced first quarter 2003 earnings.

     On May 1, 2003, we filed a Current Report on Form 8-K to furnish under Item 9 and Item 12 of that form transcripts of the earnings conference call held on April 24, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TEXAS GENCO HOLDINGS, INC.

                              By:     /s/ James S. Brian
                                  ----------------------------------------
                                          James S. Brian
                              Senior Vice President and Chief Accounting Officer

Date:  May 13, 2003

                                 CERTIFICATIONS

I, David G. Tees, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Texas Genco Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:  /s/ David G. Tees
   ---------------------------------------------
         David G. Tees
         President and Chief Executive Officer

                                 CERTIFICATIONS

I, Gary L. Whitlock, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Texas Genco Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By: /s/ Gary L. Whitlock
   -----------------------------------------------------------
        Gary L. Whitlock
        Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                            SEC FILE
                                                                                               OR
 EXHIBIT                                                                                  REGISTRATION       EXHIBIT
  NUMBER                   DESCRIPTION             REPORT OR REGISTRATION STATEMENT          NUMBER         REFERENCE
----------        ------------------------------   ----------------------------------     ------------      ---------
    3.1        -- Amended and Restated             Texas Genco Holdings, Inc.'s              1-31449           3.1
                  Articles of Incorporation        ("Texas Genco")  Form 10-K for the
                                                   year ended December 31, 2002

    3.2        -- Amended and Restated Bylaws      Texas Genco's Form 10-K for               1-31449           3.2
                                                   the year ended December 31, 2002

    4.1        -- Specimen Stock Certificate       Texas Genco's registration                1-31449           4.1
                                                   statement on Form 10
  +99.1        -- Section 906 Certification of
                  David G. Tees

  +99.2        -- Section 906 Certification of
                  Gary L. Whitlock

  +99.3        -- Items incorporated by
                  reference from the Texas
                  Genco Form 10-K:  "Our
                  Business--Regulation--Public
                  Utility Holding Company Act
                  of 1935" in Item 1,  "Risk
                  Factors--Factors Related to
                  Operating Risks" in Item 1,
                  "Our Business--Environmental
                  Matters--Asbestos" in Item 1,
                  "Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations--
                  Certain Factors Affecting
                  Future Earnings" in Item 7,
                  "Market for Common Stock and
                  Related Stockholder Matters"
                  in Item 5 and Notes 6(a) and 8