Form 10-Q
period 2003-06-30
TEXAS GENCO HOLDINGS INC
filed 2003-08-13
CIK 1188303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                         ------------------------------

                         COMMISSION FILE NUMBER 1-31449

                           TEXAS GENCO HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

           TEXAS                                          76-0695920
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           1111 LOUISIANA
            HOUSTON, TEXAS                                      77002
(Address of principal executive offices)                      (Zip Code)

                                 (713) 207-1111

              (Registrant's telephone number, including area code)

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of August 4, 2003, Texas Genco Holdings, Inc. (Texas Genco) had 80,000,000 shares of common stock outstanding, including 64,764,240 shares which were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                           TEXAS GENCO HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements......................................................................   1
               Statements of Consolidated Operations
                  Three Months and Six Months Ended June 30, 2002 and 2003 (unaudited).......................   1
               Consolidated Balance Sheets
                  December 31, 2002 and June 30, 2003 (unaudited)............................................   2
               Statements of Consolidated Cash Flows
                  Six Months Ended June 30, 2002 and 2003 (unaudited)........................................   3
               Notes to Unaudited Consolidated Financial Statements..........................................   4
           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....  11
           Item 3. Quantitative and Qualitative Disclosures About Market Risk................................  24
           Item 4. Controls and Procedures...................................................................  25

PART II.   OTHER INFORMATION
           Item 1. Legal Proceedings.........................................................................  26
           Item 4. Submission of Matters to a Vote of Security Holders.......................................  26
           Item 5. Other Information.........................................................................  26
           Item 6. Exhibits and Reports on Form 8-K..........................................................  35

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

    The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

    - state and federal legislative and regulatory actions or developments, including deregulation; re-regulation and restructuring of the market served by the Electric Reliability Council of Texas, Inc. (ERCOT market), constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935 Act) and changes in, or application of, environmental and other laws or regulations to which we are subject;

    - the effects of competition, including the entry of additional competitors in the ERCOT market and the construction of additional generating stations by competitors;

    -    the results of our capacity auctions;

    - the timing and extent of changes in commodity prices, particularly natural gas;

    -    weather variations and other natural phenomena;

    -    unanticipated changes in operating expenses and capital expenditures;

    -    financial distress of our customers, including Reliant Resources, Inc.;

    -    our access to capital and credit;

    -    any lack of effectiveness of our disclosure controls and procedures;

    - political, legal and economic conditions and developments in the United States; and

    -    other factors we discuss in this report, including those outlined in
         Item 5 of Part II under "Risk Factors."

    You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           TEXAS GENCO HOLDINGS, INC.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------------     ------------------------------
                                                              2002                2003              2002             2003
                                                        ----------------      -------------     -------------    -------------
REVENUES:
  Energy revenues...................................    $        306,327      $     378,402     $     546,809    $     602,166
  Capacity and other revenues.......................             107,321            200,109           192,486          334,932
                                                        ----------------      -------------     -------------    -------------
       Total........................................             413,648            578,511           739,295          937,098
                                                        ----------------      -------------     -------------    -------------
EXPENSES:
  Fuel costs........................................             295,241            349,318           476,224          557,307
  Purchased power...................................               4,258             22,974            52,624           34,968
  Operation and maintenance.........................              78,906            105,301           173,615          210,651
  Depreciation and amortization.....................              38,601             39,391            78,932           78,470
  Taxes other than income taxes.....................              25,764             11,483            38,778           22,774
                                                        ----------------      -------------     -------------    -------------
       Total........................................             442,770            528,467           820,173          904,170
                                                        ----------------      -------------     -------------    -------------
OPERATING INCOME (LOSS).............................             (29,122)            50,044           (80,878)          32,928
OTHER INCOME........................................               2,902              1,089             2,904            1,289
INTEREST EXPENSE, NET...............................               7,962              2,822            15,951            5,625
                                                        ----------------      -------------     -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE.......................             (34,182)            48,311           (93,925)          28,592
INCOME TAX BENEFIT (EXPENSE)........................              15,890            (15,018)           40,939           (6,181)
                                                        ----------------      -------------     -------------    -------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.................................             (18,292)            33,293           (52,986)          22,411
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  NET OF TAX........................................                  --                 --                --           98,910
                                                        ----------------      -------------     -------------    -------------
NET INCOME (LOSS)...................................    $        (18,292)     $      33,293     $     (52,986)   $     121,321
                                                        ================      =============     =============    =============
BASIC AND DILUTED EARNINGS PER SHARE:

   Income (Loss) Before Cumulative Effect of
     Accounting Change..............................    $          (0.23)                               (0.66)   $        0.28
   Cumulative Effect of Accounting Change, net of                             $        0.42     $
     tax............................................                  --                 --                --             1.24
                                                        ----------------      -------------     -------------    -------------
   Net Income (Loss)................................    $          (0.23)     $        0.42     $       (0.66)   $        1.52
                                                        ================      =============     =============    =============

            See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                       DECEMBER 31,          JUNE 30,
                                                                                       -------------      -------------
                                                                                           2002               2003
                                                                                       -------------      -------------

                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................    $         578      $         154
  Customer accounts receivable.....................................................           68,604            171,900
  Accounts receivable, other.......................................................            4,544              7,169
  Materials and supplies...........................................................           92,869             91,374
  Fuel stock and petroleum products................................................           63,298             78,866
  Prepaid expenses and other current assets........................................            4,024              9,509
                                                                                       -------------      -------------
       Total current assets........................................................          233,917            358,972
                                                                                       -------------      -------------
PROPERTY, PLANT AND EQUIPMENT, NET.................................................        3,980,770          4,146,855
                                                                                       -------------      -------------
OTHER ASSETS:
  Nuclear decommissioning trust....................................................          162,576            173,845
  Other............................................................................           11,584             14,476
                                                                                       -------------      -------------
       Total other assets..........................................................          174,160            188,321
                                                                                       -------------      -------------
          TOTAL ASSETS.............................................................    $   4,388,847      $   4,694,148
                                                                                       =============      =============

                         LIABILITES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -  affiliated companies, net....................................    $      22,652      $      11,276
  Accounts payable, fuel...........................................................           76,399            142,355
  Accounts payable, other..........................................................           43,877             57,783
  Notes payable -  affiliated companies, net.......................................           86,186            128,643
  Taxes and interest accrued.......................................................           38,591             41,854
  Deferred capacity auction revenue................................................           48,721             89,008
  Other............................................................................           15,918             11,353
                                                                                       -------------      -------------
       Total current liabilities...................................................          332,344            482,272
                                                                                       -------------      -------------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net...........................................          813,246            856,384
  Unamortized investment tax credit................................................          170,569            164,496
  Nuclear decommissioning reserve..................................................          139,664            191,242
  Benefit obligations..............................................................           15,751             17,086
  Accrued reclamation costs........................................................           39,765              3,991
  Notes payable -  affiliated companies, net.......................................           18,995             19,006
  Other............................................................................           34,470             54,306
                                                                                       -------------      -------------
       Total other liabilities.....................................................        1,232,460          1,306,511
                                                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY:
  Common stock (80,000,000 shares outstanding at December 31, 2002 and June 30,
    2003, respectively)............................................................                1                  1
  Additional paid-in capital.......................................................        2,878,502          2,878,502
  Retained earnings (deficit)......................................................          (54,460)            26,862
                                                                                       -------------      -------------
       Total Shareholders' Equity..................................................        2,824,043          2,905,365
                                                                                       -------------      -------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................    $   4,388,847      $   4,694,148
                                                                                       =============      =============

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------------
                                                                        2002              2003
                                                                   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................    $     (52,986)    $     121,321
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization.............................           78,932            78,470
     Fuel-related amortization.................................            9,019             9,725
     Deferred income taxes.....................................          (14,870)          (10,121)
     Investment tax credit.....................................           (6,616)           (6,073)
     Cumulative effect of accounting change....................               --           (98,910)
     Changes in other assets and liabilities:
       Accounts receivable.....................................          (27,086)         (105,921)
       Accounts receivable, affiliate..........................         (101,492)               --
       Inventory...............................................           15,393           (14,073)
       Accounts payable........................................          (11,211)           79,862
       Accounts payable, affiliate.............................               --           (11,378)
       Taxes and interest accrued..............................          (91,805)            3,263
       Accrued reclamation costs...............................              753             3,898
       Benefit obligations.....................................          (21,056)            1,335
       Deferred revenue from capacity auctions.................           78,958            40,287
       Other current assets....................................           (2,469)           (5,485)
       Other current liabilities...............................           (3,861)           (4,565)
       Other long-term assets..................................            1,288            (2,962)
       Other long-term liabilities.............................               42            (6,861)
                                                                   -------------     -------------
          Net cash provided by (used in) operating activities..         (149,067)           71,812
                                                                   -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.........................................         (142,920)          (74,706)
                                                                   -------------     -------------
          Net cash used in investing activities................         (142,920)          (74,706)
                                                                   -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of common stock dividends............................               --           (40,000)
  Net change in capitalization activity........................          202,563                --
  Increase in short-term notes payable, affiliate..............           89,641            42,459
  Increase in long-term notes payable, affiliate...............               --                11
                                                                   -------------     -------------
          Net cash provided by financing activities............          292,204             2,470
                                                                   -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........              217              (424)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............               --               578
                                                                   -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................    $         217     $         154
                                                                   =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest.....................................................    $         797     $       5,432
  Income taxes.................................................               --                --

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

    General. Included in this Quarterly Report on Form 10-Q of Texas Genco Holdings, Inc. (Texas Genco or the Company) are the Company's consolidated interim financial statements and notes (Interim Financial Statements), which include its wholly owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of Texas Genco (Texas Genco Form 10-K) for the year ended December 31, 2002 and the Quarterly Report on Form 10-Q of Texas Genco for the quarter ended March 31, 2003.

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

    Background. In June 1999, the Texas legislature enacted an electric restructuring law that substantially amended the regulatory structure governing electric utilities in Texas in order to encourage retail electric competition. Reliant Energy, Incorporated (Reliant Energy) submitted a restructuring proposal to the Public Utility Commission of Texas (Texas Utility Commission) in response to the law. Texas Genco was formed in August 2001 to hold the portfolio of generating facilities previously owned by the unincorporated electric utility division of Reliant Energy.

    In August 2002, Reliant Energy conveyed all of its electric generating facilities to the Company, which was accounted for as a business combination of entities under common control. The Company subsequently became an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy). As used herein, CenterPoint Energy also refers to the former Reliant Energy for dates prior to the restructuring.

    CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. The 1935 Act, among other things, limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

    Basis of Presentation. The consolidated financial statements include the operations of Texas Genco and its subsidiaries, which manage and operate the Company's electric generation operations. Beginning January 1, 2002, CenterPoint Energy's generation business was segregated from CenterPoint Energy's electric utility as a separate reporting business segment and began selling electricity in the Texas deregulated electricity market (ERCOT market) at prices determined by the market. Accordingly, the net income (loss) before cumulative effect of accounting change reflects the results of market prices for power. Included in operations are allocations from CenterPoint Energy for corporate services that included accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. From January 1, 2002 through the Company's acquisition of its generation facilities in August 31, 2002, various allocation methodologies were employed to separate the results of operations and financial condition of the generation-related portion of CenterPoint Energy's business from CenterPoint Energy's historical financial statements. Interest expense was calculated based on an allocation methodology that charged the Company with financing and equity costs of CenterPoint Energy in proportion to the Company's share of total net assets. Interest expense in 2002 through August 31, 2002 was allocated based upon the remaining electric utility debt not specifically identified with Reliant Energy's transmission and distribution utility upon deregulation. Effective with the restructuring of Reliant Energy, no long-term debt was assumed by the Company and interest is incurred on borrowings from CenterPoint Energy. Management believes these allocation methodologies to be reasonable. Had the Company actually existed as a separate company prior to August 31, 2002, its results could have significantly differed from those presented herein.

    Texas Genco's Board of Directors declared an 80,000-for-one stock split that was effected on December 18, 2002. On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of Texas Genco's common stock to CenterPoint Energy's shareholders. Earnings per share for 2002 has been presented as if the 80 million shares were outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The number of shares outstanding for purposes of computing both basic and diluted earnings per share is 80 million for the three months and six months ended June 30, 2002 and 2003.

    The Company declared and paid a dividend of $0.25 per share of common stock in both the first and second quarters of 2003.

    The following notes to the consolidated annual financial statements in the Texas Genco Form 10-K (Texas Genco Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

    Texas Genco Notes: Note 2(f) (Long-Lived Assets and Intangibles), 2(h) (Reclamation Costs) and Note 8 (Commitments and Contingencies).

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

    The Company has identified retirement obligations for nuclear decommissioning at the South Texas Project Electric Generating Station (South Texas Project) and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. Prior to adoption of SFAS No. 143, the Company had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $139.7 million and $39.7 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, the Company reversed the $139.7 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99.1 million offset by accumulated depreciation of $35.8 million as well as a retirement obligation of $186.7 million. The $16.3 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability as the recovery of nuclear decommissioning costs continues to be regulated by the Texas Utility Commission. Accordingly, any difference between assets and liabilities associated with nuclear decommissioning are recorded as a receivable or liability as such amount will be funded by or returned to customers of CenterPoint Houston or its successor (see
Note 4(a)). The Company also reversed the $39.7 million it had previously recorded for the Jewett mine reclamation and recorded a plant asset of $1.9 million offset by accumulated depreciation of $0.4 million as well as a retirement obligation of $3.8 million. The $37.4 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. The Company has also identified other asset retirement obligations that cannot be estimated because the assets associated with the retirement obligations have an indeterminate life.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the six months ended June 30, 2003:

                                  BALANCE,      LIABILITIES  LIABILITIES                 CASH FLOW       BALANCE,
                              JANUARY 1, 2003    INCURRED      SETTLED     ACCRETION     REVISIONS    JUNE 30, 2003
                              ----------------  -----------  -----------   ---------     ---------    -------------
                                                                (IN MILLIONS)
Nuclear decommissioning....   $         186.7            --           --   $     4.5            --    $       191.2
Jewett lignite mine........               3.8            --           --         0.2            --              4.0
                              ---------------  ------------  -----------   ---------     ---------    -------------
                              $         190.5            --           --   $     4.7            --    $       195.2
                              ===============  ============  ===========   =========     =========    =============

     The following represents the pro-forma effect on the Company's net income for the three months and six months ended June 30, 2002, as if the Company had adopted SFAS No. 143 as of January 1, 2002:

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30, 2002           JUNE 30, 2002
                                                                      ------------------       ----------------
                                                                                    (IN THOUSANDS)
Net loss as reported ..................................                  $   (18,292)            $   (52,986)
Pro-forma net loss.....................................                      (18,104)                (52,608)

DILUTED EARNINGS PER SHARE:
Net loss as reported ..................................                  $     (0.23)            $     (0.66)
Pro-forma net loss.....................................                        (0.23)                  (0.66)

     The following represents the Company's asset retirement obligations on a pro-forma basis as if it had adopted SFAS No. 143 as of December 31, 2002:

                                                            AS REPORTED         PRO-FORMA
                                                            -----------         ---------
                                                                     (IN MILLIONS)
Nuclear decommissioning................................     $     139.7         $   186.7
Jewett lignite mine....................................            39.7               3.8
                                                            -----------         ---------
  Total................................................     $     179.4         $   190.5
                                                            ===========         =========

     The Company has previously recognized removal costs as a component of depreciation expense. Upon adoption of SFAS No. 143, the Company reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The total cumulative effect recognized upon adoption of SFAS No. 143 was $99 million after-tax ($152 million pre-tax).

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and the accounting provisions related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three month or six month period ended June 30, 2002.

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

SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003.

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

    In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not materially affect the Company's consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria which were effective on July 1, 2003 for new, acquired, or newly modified forward contracts. The Company engages in forward contracts for the sale of power. The majority of these forward contracts are entered into either through state mandated Texas Utility Commission auctions or contractually mandated auctions. All of the Company's contracts resulting from these auctions specify the product types, the plant or group of plants from which the auctioned products are derived, the delivery location and specific delivery requirements, and pricing for each of the products. The Company has applied the criteria from current accounting literature, including SFAS No. 133 Implementation Issue No. C-15 - "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity", to both the state mandated and the contractually mandated auction contracts and believes they meet the definition of capacity contracts. Accordingly, the Company considers these contracts as normal sales contracts rather than as derivatives. The Company has evaluated its forward commodity contracts under the new requirements of SFAS No. 149. The adoption of SFAS No. 149 will not change previous accounting conclusions relating to forward power sales contracts entered into in connection with the state mandated or contractually mandated auctions, and will not have a material effect on the Company's financial statements.

(3) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

    As of December 31, 2002, the Company had $86 million in short-term borrowings and $19 million in long-term borrowings from CenterPoint Energy and its subsidiaries. As of June 30, 2003, the Company had $129 million in short-term borrowings and $19 million in long-term borrowings from CenterPoint Energy and its subsidiaries. Such borrowings are used for working capital purposes. Interest expense associated with the borrowings for the three months and six months ended June 30, 2003 was $3 million and $7 million, respectively. As of June 30, 2003, the weighted average interest rate on such borrowings was 6.14%. In addition, for the three months and six months ended June 30, 2002, $10 million and $19 million of interest expense was allocated to the Company related to the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation.

    The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

    From time to time, the Company has receivables from, or payables to CenterPoint Energy or its subsidiaries. As of December 31, 2002 and June 30, 2003, the Company had net accounts payable to affiliates of $23 million and $11 million, respectively.

    During the three months ended June 30, 2002 and 2003, the sales and services by the Company to Reliant Resources and its subsidiaries totaled $317 million and $415 million, respectively. During the six months ended June 30, 2002 and 2003, the sales and services by the Company to Reliant Resources and its subsidiaries totaled $488 million and $659 million, respectively. During the three months ended June 30, 2002 and 2003 and the six months ended June 30, 2003, there were no sales and services by the Company to CenterPoint Energy and its affiliates. During the six months ended June 30, 2002, the sales and services by the Company to CenterPoint Energy and its affiliates totaled $60 million.

    During the three and six months ended June 30, 2002, the sales and services by the Company to a major customer other than Reliant Resources totaled $47 million and $73 million, respectively. During the three and six months ended June 30, 2003, the sales and services by the Company to a major customer other than Reliant Resources totaled $56 million and $93 million, respectively.

    During the three months ended June 30, 2002, purchases of power by the Company from Reliant Resources were $17 million. During the six months ended June 30, 2002, purchases of power by the Company from Reliant Resources were $24 million. During the three months ended June 30, 2002 and 2003, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $16 million and $4 million, respectively. During the six months ended June 30, 2002 and 2003, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $16 million and $9 million, respectively.

    CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate, and are included primarily in operation and maintenance expenses. Amounts charged to the Company for these services were $12 million and $7 million for the three months ended June 30, 2002 and 2003, respectively. Amounts charged to the Company for these services were $26 million and $17 million for the six months ended June 30, 2002 and 2003, respectively.

(4) COMMITMENTS AND CONTINGENCIES

(a) Environmental, Legal and Other

    Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through June 30, 2003, the Company has invested $610 million for NOx emission control, and plans to make expenditures of up to approximately $181 million for the remainder of 2003 through 2007. The Texas Utility Commission has determined that the Company's emission control plan is the most cost-effective option for achieving compliance with applicable air quality standards for the Company's generating facilities.

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

    Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of June 30, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $88 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks.

    There can be no assurance that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

    Nuclear Decommissioning. The Company contributed $2.9 million in 2002 to trusts established to fund its share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2003. There are various investment restrictions imposed upon the Company by the Texas Utility Commission and the United States Nuclear Regulatory Commission (NRC) relating to the Company's nuclear decommissioning trusts. The Company and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $174 million as of June 30, 2003, of which approximately 40% were fixed-rate debt securities and the remaining 60% were equity securities. In July 1999, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $363 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers. CenterPoint Energy is contractually obligated to indemnify the Company from and against any obligations relating to the decommissioning not otherwise satisfied through collections by CenterPoint Houston.

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

    Supplier Suits. The Company is currently engaged in a dispute with its fuel supplier at its Limestone electric generation facility over the terms and pricing for fuel supplied to that facility under a 1999 settlement agreement between the parties and under ancillary obligations. The Company has filed suit for a declaratory judgment and damages against the supplier, Northwestern Resources Co. (NWR), in Harris County, Texas, and NWR has filed an amended petition seeking a declaratory judgment in an action previously filed against Reliant Energy in Limestone County, Texas. NWR claims the Company has breached its obligations by modifying its generation facility to burn coal from the Powder River Basin and by purchasing coal from the Powder River Basin without first giving NWR a right of first refusal to supply lignite at a price that is equal to or less than the coal from the Powder River Basin. NWR also contends that the Company is not entitled to certain production royalties. In its suit, the Company seeks rulings that it has not breached its obligations regarding the modification of its facilities and the burning of Powder River Basin coal but that, instead, NWR has breached its obligations by failing to pay production royalties and in other respects.

(b) Option to Purchase CenterPoint Energy's Interest in the Company

    Reliant Resources has an option (Reliant Resources Option) to purchase all of the shares of common stock of the Company owned by CenterPoint Energy. Reliant Resources has no obligation to exercise the option. The Reliant Resources Option may be exercised between January 10, 2004 and January 24, 2004. The per share exercise price under the Reliant Resources Option will equal the average daily closing price on The New York Stock Exchange for the 30 consecutive trading days with the highest average closing price for any 30 day trading period during the last 120 trading days ending January 9, 2004, plus a control premium, up to a maximum of 10%, to the extent a control premium is included in the valuation determination made by the Texas Utility Commission relating to the market value of the Company. The per share exercise price is also subject to adjustment based on the difference between the per share dividends paid to CenterPoint Energy during the period from January 6, 2003 through the option closing date and the Company's actual per share earnings during that period. Reliant Resources has agreed that if it exercises the Reliant Resources Option and purchases the shares of the Company's common stock, Reliant Resources will also purchase from CenterPoint Energy all notes and other payables owed by the Company to CenterPoint Energy as of the option closing date, at their principal amount plus accrued interest. Similarly, if there are notes or payables owed to the Company by CenterPoint Energy as of the option closing date, Reliant Resources will assume those obligations in exchange for a payment from CenterPoint Energy of an amount equal to the principal plus accrued interest.

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

    Exercise of the Reliant Resources Option by Reliant Resources will be subject to various regulatory approvals, including Hart-Scott-Rodino antitrust clearance, in certain circumstances, approval of the SEC under the 1935 Act and United States Nuclear Regulatory Commission (NRC) license transfer approval.

(5) SUBSEQUENT EVENTS

(a) W.A. Parish Facility

    On July 15, 2003, a steam line ruptured at the Company's W.A. Parish coal facility damaging one of the facility's units and temporarily taking another unit offline. The Company anticipates that the unit will be out of service through September 2003. A thorough root cause analysis process is underway and a detailed repair plan is being implemented. An estimated cost for damage repair is being developed.

(b) Declaration of Dividend

    On August 7, 2003, the Company's board of directors declared a dividend of $0.25 per share of common stock payable September 19, 2003 to shareholders of record as of the close of business on August 26, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in combination with the Company's Interim Financial Statements and notes contained in Item 1 of this report.

                                    OVERVIEW

    We are one of the largest wholesale electric power generating companies in the United States. As of June 30, 2003, the aggregate net generating capacity of our portfolio of assets was 14,175 megawatts (MW). We sell electric generation capacity, energy and ancillary services in the Electric Reliability Council of Texas (ERCOT) market, which is the largest power market in the State of Texas. The ERCOT market consists of the majority of the population centers in the State of Texas and facilitates reliable grid operations for approximately 85% of the demand for power in the state.

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

    -    became a subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy);
         and

    - converted into a limited liability company named CenterPoint Energy Houston Electric, LLC (CenterPoint Houston).

    Although our portfolio of generating facilities was formerly owned by the unincorporated electric utility division of Reliant Energy, for convenience we describe our business as if we had owned and operated our generation facilities prior to the date they were conveyed to us. The book value of the net assets conveyed to us by Reliant Energy on August 31, 2002 was approximately $2.8 billion.

    CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. The 1935 Act, among other things, limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. CenterPoint Energy and its subsidiaries, including us, received an order from the Securities and Exchange Commission
(SEC) under the 1935 Act on June 30, 2003 (June 2003 Financing Order) relating to financing and other activities, which is effective until June 30, 2005.

    On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of our common stock to CenterPoint Energy's shareholders (the Distribution). As used herein, CenterPoint Energy also refers to the former Reliant Energy for dates prior to the Restructuring.

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

    In 2002, our capacity auctions were consummated at market-based prices that resulted in returns substantially below the historical regulated return on our facilities that we have experienced in the past. However, we have seen significant improvement in auction prices for our 2003 capacity entitlements. Since the pricing of our generation products is sensitive to natural gas prices, higher natural gas prices in the latter part of 2002 and in the first half of 2003 have positively influenced the prices in our recent capacity auctions. Because we have a significant amount of low-cost base-load solid fuel and nuclear generating units, higher natural gas prices generally increase the margin of our base-load capacity entitlements since prospective purchasers face higher-cost gas-fired generation alternatives. With the higher market prices and our efforts to reduce our operating costs, we expect to show an improvement in profitability for 2003. However, we do not expect this improvement will reach the levels of our historical regulated returns in the near future due in part to the current surplus of generating capacity in the ERCOT market and changes to the economic conditions affecting our industry that have occurred since our base-load facilities were originally constructed, including the development of high efficiency gas-fired generating units.

    In the capacity auctions held during January through July 2003, gas generation capacity only sold in our contractually mandated auctions. We will continue to have P.H. Robinson Unit 3 and Webster Unit 3, both totaling 926 MW, in mothball status through November 2003. We are evaluating the July auction results and determining the need for additional generating capacity to be placed in mothball status for the remaining months of 2003.

    Additional generating units are expected to come on line in ERCOT in the future. With an increasingly competitive wholesale energy market, the composition and level of our operation and maintenance expense is likely to change.

RECENT DEVELOPMENTS

     On July 15, 2003, a steam line ruptured at our W.A. Parish coal facility damaging one of the facility's units and temporarily taking another unit offline. We anticipate that the unit will be out of service through September 2003. A thorough root cause analysis process is underway and a detailed repair plan is being implemented. An estimated cost for damage repair is being developed.

     During a routine refueling and maintenance outage in early April 2003, engineers found a small quantity of residue from reactor cooling water in the South Texas Project Electric Generating Station (South Texas Project) Unit 1 reactor containment building. Upon discovery of the residue, South Texas Project officials immediately reported their findings to the Nuclear Regulatory Commission (NRC). The South Texas Project staff completed repairs on South Texas Project Unit 1 and the unit was returned to operation on August 9, 2003 following NRC approval.

                       CONSOLIDATED RESULTS OF OPERATIONS

     For information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 5 of Part II of this report, which is incorporated herein by reference. The following table sets forth our consolidated results of operations for the three months and six months ended June 30, 2002 and 2003, followed by a discussion of our consolidated results of operations.

                                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------     -------------------------------
                                                         2002                2003              2002              2003
                                                    ---------------      -------------     -------------     -------------
REVENUES:
  Energy revenues..............................     $       306,327      $     378,402     $     546,809     $     602,166
  Capacity and other revenues..................             107,321            200,109           192,486           334,932
                                                    ---------------      -------------     -------------     -------------
       Total...................................             413,648            578,511           739,295           937,098
                                                    ---------------      -------------     -------------     -------------
EXPENSES:

  Fuel costs...................................             295,241            349,318           476,224           557,307
  Purchased power..............................               4,258             22,974            52,624            34,968
  Operation and maintenance....................              78,906            105,301           173,615           210,651
  Depreciation and amortization................              38,601             39,391            78,932            78,470
  Taxes other than income taxes................              25,764             11,483            38,778            22,774
                                                    ---------------      -------------     -------------     -------------
       Total...................................             442,770            528,467           820,173           904,170
                                                    ---------------      -------------     -------------     -------------
OPERATING INCOME (LOSS)........................             (29,122)            50,044           (80,878)           32,928
OTHER INCOME...................................               2,902              1,089             2,904             1,289
INTEREST EXPENSE, NET..........................               7,962              2,822            15,951             5,625
                                                    ---------------      -------------     -------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....             (34,182)            48,311           (93,925)           28,592
INCOME TAX BENEFIT (EXPENSE)...................              15,890            (15,018)           40,939            (6,181)
                                                    ---------------      -------------     -------------     -------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE............................             (18,292)            33,293           (52,986)           22,411
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF
  TAX..........................................                  --                 --                --            98,910
                                                    ---------------      -------------     -------------     -------------
NET INCOME (LOSS)..............................     $       (18,292)     $      33,293     $     (52,986)    $     121,321
                                                    ===============      =============     =============     =============
BASIC AND DILUTED EARNINGS PER SHARE:
   Income (Loss) Before Cumulative Effect of
     Accounting Change.........................     $         (0.23)     $        0.42     $       (0.66)    $        0.28
   Cumulative Effect of Accounting Change, net
     of tax....................................                  --                 --                --              1.24
                                                    ---------------      -------------     -------------     -------------
   Net Income (Loss)...........................     $         (0.23)     $        0.42     $       (0.66)    $        1.52
                                                    ===============      =============     =============     =============

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     We reported net income of $33 million ($0.42 per diluted share) for the three months ended June 30, 2003 compared to a loss of $18 million ($0.23 per diluted share) for the three months ended June 30, 2002. The $51 million improvement was primarily attributable to increased margins from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, offset by increased fuel costs due to higher natural gas prices and purchased power costs. Due to the operating flexibility of some of the gas units, we were able to partially mitigate the higher cost of natural gas by switching from natural gas to fuel oil.

     Operation and maintenance expense increased $26 million for the three months ended June 30, 2003 as compared to the same period in 2002. Approximately $6 million was associated with higher pension and employee benefits, $6 million with scheduled plant outages, $4 million with repairs to South Texas Project Unit 1 and $5 million associated with the timing of technical support costs.

     Taxes other than income taxes decreased $14 million for the three months ended June 30, 2003 as compared to the same period in 2002. This decrease was primarily attributable to a reduction in state franchise taxes which are no longer applicable in 2003.

     Interest expense, net decreased $5 million, or 65%, for the three months ended June 30, 2003 from the comparable 2002 period primarily as a result of $10 million in intercompany interest allocated in 2002 prior to the Restructuring and related to the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation. This decrease was partially offset by interest expense of $3 million on intercompany borrowings from CenterPoint Energy to fund working capital requirements in the second quarter of 2003.

     The effective tax rates for the three months ended June 30, 2003 and 2002 were 31.1% and 46.5%, respectively. The decrease in the effective rate for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was primarily the result of a decrease in pre-tax income in 2003 compared to a pre-tax loss in 2002, offset by reduced benefits from state taxes and the amortization of investment tax credits.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     We reported income before cumulative effect of accounting change of $22 million ($0.28 per diluted share) for the six months ended June 30, 2003 compared to a loss of $53 million ($0.66 per diluted share) for the six months ended June 30, 2002. The $75 million improvement was primarily attributable to increased margins from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, offset by increased fuel costs due to higher natural gas prices and purchased power costs. Due to the operating flexibility of some of the gas units, we were able to partially mitigate the higher cost of natural gas by switching from natural gas to fuel oil.

     Operation and maintenance expense increased $37 million for the six months ended June 30, 2003 as compared to the same period in 2002. The increase was primarily due to repairs on South Texas Project Unit 1 ($4 million), an unplanned outage on South Texas Project Unit 2 ($4 million), a planned refueling outage on South Texas Project Unit 1 without a comparable outage in 2002 ($6 million), higher pension and benefit expenses ($4 million), timing of technical support expenses ($9 million) and increased insurance and other expenses ($7 million).

     Taxes other than income taxes decreased $16 million for the six months ended June 30, 2003 as compared to the same period in 2002. This decrease was primarily attributable to a reduction in state franchise taxes that are no longer applicable in 2003 and a reduction in property taxes due to lower valuations.

     Interest expense, net decreased $10 million, or 65%, for the six months ended June 30, 2003 from the comparable 2002 period primarily as a result of $19 million in intercompany interest allocated in 2002 prior to the Restructuring and related to the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation. This decrease was partially offset by interest expense of $5.6 million on intercompany borrowings from CenterPoint Energy to fund working capital requirements in the first six months of 2003.

     The effective tax rates for the six months ended June 30, 2003 and 2002 were 21.6% and 43.6%, respectively. The decrease in the effective rate for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily the result of a pre-tax income in 2003 compared to a pre-tax loss in 2002, offset by reduced benefits from state taxes and the amortization of investment tax credits.

     In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), we have completed an assessment of the applicability and implications of SFAS No. 143. As a result of the assessment, we have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. Our operating results for the six months ended June 30, 2003 results include a $99 million after-tax ($152 million pre-tax) non-cash gain ($1.24 per diluted share) from the adoption of SFAS No. 143. For additional discussion of the adoption of SFAS No. 143, please read Note 2 to our Interim Financial Statements.

                           RELATED PARTY TRANSACTIONS

OUR RELATIONSHIPS WITH CENTERPOINT ENERGY

     Separation Agreement. In connection with the Distribution, we entered into a separation agreement with CenterPoint Energy. This agreement contains provisions governing our relationship with CenterPoint Energy following the Distribution and specifies the related ancillary agreements between us and CenterPoint Energy. In addition, the separation agreement provides for cross-indemnities generally intended to place sole financial responsibility on us and our subsidiaries for all liabilities associated with the current and historical business and operations we conduct, regardless of the time those liabilities arose, and to place sole financial responsibility for liabilities associated with CenterPoint Energy's other businesses with CenterPoint Energy and its other subsidiaries. The separation agreement also contains indemnification provisions under which we and CenterPoint Energy each indemnify the other with respect to breaches by the indemnifying party of the separation agreement or any ancillary agreements.

     Transition Services Agreement. We have entered into a transition services agreement with CenterPoint Energy under which CenterPoint Energy will provide us through the earlier of such time as all services under the agreement are terminated or CenterPoint Energy ceases to own a majority of our common stock, various corporate support services that include accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. These services consist generally of the same types of services as have been provided on an intercompany basis prior to this distribution. The charges we pay for the services are on a basis generally intended to allow CenterPoint Energy to recover the fully allocated direct and indirect costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit to CenterPoint Energy, except to the extent routinely included in traditional utility cost of capital. Pursuant to a separate lease agreement, CenterPoint Energy has agreed to lease office space in its principal office building in Houston, Texas to us for an interim period expected to end no later than December 31, 2004.

     Tax Allocation Agreement. We are members of the CenterPoint Energy consolidated group for tax purposes, and we will continue to file a consolidated federal income tax return with CenterPoint Energy while CenterPoint Energy retains its 81% interest in us. Accordingly, we have entered into a tax allocation agreement with CenterPoint Energy to govern the allocation of U.S. income tax liabilities and to set forth agreements with respect to certain other tax matters. CenterPoint Energy will be responsible for preparing and filing any U.S. income tax returns required to be filed for any company or group of companies of the CenterPoint Energy consolidated group, including all tax returns for us for so long as we are members of the CenterPoint Energy consolidated group. CenterPoint Energy will also be responsible for paying the taxes related to the returns it is responsible for filing. We will be responsible for paying CenterPoint Energy our allocable share of such taxes. CenterPoint Energy will determine all tax elections for tax periods during which we are a member of the CenterPoint Energy consolidated group. Generally, if there are tax adjustments related to us which relate to a tax return filed for a period when we were a member of the CenterPoint Energy consolidated group, we will be responsible for any increased taxes and we will receive the benefit of any tax refunds.

     Employee Benefit Plans. Our eligible employees currently participate in CenterPoint Energy's employee benefit plans and programs in accordance with the terms and conditions of such plans and programs, as may be amended or terminated by CenterPoint Energy at any time. Additionally, CenterPoint Energy expects that a separate pension plan will be established for us in 2004. We would receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record its pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions." It is anticipated that a plan established for us will be underfunded and that such underfunding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2003 could materially, positively or negatively, change the funding status of a plan established for us.

RELIANT RESOURCES OPTION

     As part of Reliant Energy's business separation plan, Reliant Resources, Inc. (Reliant Resources) was granted an option that may be exercised between January 10, 2004 and January 24, 2004 to purchase all of the approximately 81% of the outstanding shares of our common stock currently owned by CenterPoint Energy (Reliant Resources

Option). The terms of the option agreement were amended in February 2003. The per share exercise price under the Reliant Resources Option will equal the average daily closing price of our common stock on The New York Stock Exchange over the 30 consecutive trading days out of the last 120 trading days ending January 9, 2004 which result in the highest average closing price. In addition, a control premium, up to a maximum of 10%, will be added to the price to the extent a control premium is included in the valuation determination made by the Texas Utility Commission relating to our market value. If the option closing has not occurred within sixteen months of the option exercise, rights under the option agreement will terminate. Reliant Resources will be entitled to rescind its exercise of the option by giving notice to CenterPoint Energy on or before the 45th day following the option exercise date if Reliant Resources has been unable by that date to secure financing for its purchase of the shares of our common stock on terms reasonably acceptable to Reliant Resources. Upon the giving of such notice of rescission, the option period will be deemed to have expired without exercise of the option.

    The exercise price formula is based upon the generation asset valuation methodology in the Texas electric restructuring law that CenterPoint Houston will use to calculate our market value. The exercise price is also subject to adjustment based on the difference between the per share dividends we pay to CenterPoint Energy during the period from January 6, 2003 through the option closing date and our actual per share earnings during that period. To the extent our per share dividends are less than our actual per share earnings during that period, the per share option price will be increased. To the extent our per share dividends exceed our actual per share earnings, the per share option price will be reduced.

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

    In the event Reliant Resources exercises its option, we would be required to step-up or step-down the tax basis in all of our assets following the date of the sale to be equivalent generally to the value of the our equity, based upon the purchase price, plus the principal amount of our indebtedness at the time of the purchase.

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

    Under an agreement with Reliant Resources, CenterPoint Energy has agreed to maintain ownership of its approximate 81% interest in us following the Distribution until exercise or expiration of the Reliant Resources Option. Reliant Resources has granted a waiver that would permit CenterPoint Energy to grant a security interest in its 81% interest in us to CenterPoint Energy's creditors. CenterPoint Energy has granted such a security interest to lenders under a bank loan agreement maturing in 2005. In addition, we have agreed that we will not issue additional equity securities. CenterPoint Energy has agreed to lend funds to us for operating needs upon request from time to time following the Distribution. We may also obtain third-party financing if we so desire. Our agreements with CenterPoint Energy contain covenants restricting our ability to:

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

    Exercise of the Reliant Resources Option will be subject to various regulatory approvals, including Hart-Scott-Rodino antitrust clearance, in certain circumstances, approval of the SEC under the 1935 Act and NRC license transfer approval. In certain circumstances involving a change in control of us, the time at which the Reliant Resources Option may be exercised and the period over which the exercise price is determined are accelerated, with corresponding changes to the time and manner of payment of the exercise price.

    Should Reliant Resources decline to exercise its option, CenterPoint Energy has indicated that it intends to explore other alternatives to monetize its 81% ownership interest in us, including possible sale of its ownership interest in us or of our individual generating assets.

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

    The technical services agreement will terminate on the first to occur of:

    - the closing date on which Reliant Resources acquires our shares from CenterPoint Energy, if the Reliant Resources Option is exercised;

    - CenterPoint Energy's sale of us, or all or substantially all of our assets, if the Reliant Resources Option is not exercised; or

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

    We sold 91% of our available capacity for 2002 and through July 2003 have sold 91% of our available capacity for 2003. Reliant Resources purchased entitlements to 63% of the available 2002 capacity and through July 2003 has purchased 71% of the available 2003 capacity. These purchases were made either through the exercise by Reliant Resources of its contractual rights to purchase 50% of the entitlements auctioned in the contractually mandated auctions or through the submission of bids in those auctions. In either case, these purchases were made at market-based prices. We have also sold forward some of our baseload capacity for 2004 and 2005. In May 2003, we sold 22% of our 2004 available baseload capacity and 9% of our 2005 available baseload capacity. In July 2003, we sold like amounts of capacity, bringing the total available baseload capacity sold forward to 43% for 2004 and 18% for 2005. We have been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

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

COMMON DIRECTORS

    David M. McClanahan, Gary L. Whitlock and Scott E. Rozzell are directors and/or officers of CenterPoint Energy. As a result, they may need to recuse themselves and not participate in board meetings where actions are taken in connection with transactions or other relationships involving both companies.

                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Earnings" in the Texas Genco Form 10-K and "Risk Factors" in Item 5 of
Part II of this report, each of which is incorporated herein by reference.

     In addition to these factors, please read the discussion of the South Texas Project Unit 1 and W.A. Parish facility forced outages under "-- Recent Developments."

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The net cash provided by/used in our operating, investing and financing activities for the six months ended June 30, 2002 and 2003 is as follows (in millions):

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                   2002             2003
                                                                 --------         --------
Cash provided by (used in):
   Operating activities.............................              $  (149)        $     72
   Investing activities.............................                 (143)             (75)
   Financing activities.............................                  292                2

CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities for the six months ended June 30, 2003 increased $221 million as compared to the same period in 2002. This increase was primarily due to increased earnings as a result of higher capacity auction prices, which are driven by higher gas prices, and increased accounts payable. Additionally, in the first quarter of 2002, the Company paid higher taxes associated with regulated revenues for 2001. These increases were partially offset by an increase in inventory primarily related to timing of deliveries in late 2001 and higher gas prices in 2003.

CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities for the six months ended June 30, 2003 decreased $68 million as compared to the same period in 2002 primarily due to the completion of a major portion of the required environmental capital expenditures for emissions of oxides of nitrogen (NOx) during 2002.

CASH PROVIDED BY FINANCING ACTIVITIES

     Net cash provided by financing activities for the six months ended June 30, 2003 decreased $290 million as compared to the same period in 2002. The decrease was primarily a result of reductions in transfers from CenterPoint Energy to support various requirements for working capital and capital expenditures, partially offset by a dividend on our common stock in the first and second quarters of 2003.

FUTURE SOURCES AND USES OF CASH

     We expect to meet our future capital requirements with cash flows from operations, as well as a combination of intercompany loans from our affiliates and external financing as necessary. From time to time we may use the proceeds of our third party borrowings to repay intercompany indebtedness, make dividend payments or for other corporate purposes. We have obtained consent from Reliant Resources to grant security interests in our assets to lenders under third party facilities. We believe that our cash flows from operations, intercompany loans from our affiliates and our borrowing capability will be sufficient to meet the operational needs of our business for the next twelve months.

     In February 2003, CenterPoint Energy reached an agreement with a syndicate of banks on a second amendment to its bank facility. Under the terms of the amended bank facility, CenterPoint Energy agreed with the banks not to permit us to incur indebtedness for borrowed money in an aggregate principal amount at any one time outstanding in excess of $250 million. In addition, CenterPoint Energy agreed that proceeds from the sale of any material portion of our assets, subject to certain requirements, or our incurrence of indebtedness for borrowed money in excess of specified levels would be used to prepay outstanding indebtedness under CenterPoint Energy's bank facility. Although we are not contractually bound by these limitations, CenterPoint Energy would likely cause its representatives on our board of directors to direct our business so as not to breach the terms of the agreement.

     The June 2003 Financing Order limits the amount of external debt and equity securities that we can issue without additional authorization and permits refinancing. We are in compliance with these limits. Under the June 2003 Financing Order, we are permitted to issue an incremental aggregate $250 million of debt.

     The June 2003 Financing Order requires that if we issue any securities that are rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of ours and of CenterPoint Energy must be so rated by at least one NRSRO. The June 2003 Financing Order also contains certain requirements for interest rates, maturities, issuances, expenses and use of proceeds. Under the June 2003 Financing Order, our common equity as a percentage of total capitalization must be at least 30%.

     In July 2003, CenterPoint Energy requested authority from the SEC to issue debt that is secured by our stock in an amount of up to $2.85 billion in connection with the any extension or refinancing of CenterPoint Energy's existing obligations under its bank facility. Currently, our stock secures any obligations of CenterPoint Energy under its bank facility.

     Cash Flows From Operations -- Reliant Resources as a Significant Customer. To date, we have sold a substantial portion of our auctioned capacity entitlements to subsidiaries of Reliant Resources. For more information regarding the impact that Reliant Resources' financial condition may have on our cash flows, please read "Risk Factors" in Item 5 of Part II of this report.

     Dividend Policy. We intend to pay regular quarterly cash dividends on our common stock. Our board of directors will determine the amount of future dividends in light of:

    - any applicable contractual restrictions governing our ability to pay dividends, including our agreements with CenterPoint Energy to ensure its compliance with the terms of the Reliant Resources Option agreement;

    -    applicable legal requirements, including those under the 1935 Act;

    -    our earnings and cash flows;

    -    our financial condition; and

    -    other factors our board of directors deems relevant.

    On August 7, 2003, our board of directors declared a quarterly cash dividend of $0.25 per share of common stock payable on September 19, 2003 to shareholders of record as of the close of business on August 26, 2003. For a description of certain contractual provisions governing our ability to pay dividends, please read "Market for Common Stock and

Related Stockholder Matters" in Item 5 of the Texas Genco Form 10-K.

    We expect our liquidity and capital requirements will be affected by our:

    - capital requirements related to environmental compliance and other maintenance projects;

    -    dividend policy;

    -    debt service requirements; and

    -    working capital requirements.

    Money Pool. At December 31, 2002 and June 30, 2003, we had $86 million and $129 million respectively, borrowed from affiliates through the CenterPoint Energy money pool. Through the money pool, we and certain of our affiliates can borrow or invest on a short-term basis. The June 2003 Financing Order limits the amount of our borrowings from the money pool to $600 million. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and the June 2003 Financing Order. The money pool may not provide sufficient funds to meet our cash needs. If we obtain certification by the Federal Energy Regulatory Commission as an "exempt wholesale generator" (which certification we plan to seek), under the 1935 Act we will no longer be able to participate with CenterPoint Energy's utility subsidiaries in the same money pool and will be required to maintain our own liquidity facility or participate in a separate money pool from the regulated utilities.

    Pension Plan. As discussed in Note 6(a) to the Texas Genco Form 10-K, which is incorporated by reference herein, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $17 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. Additionally, we expect that a separate pension plan will be established for us in 2004. We would receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record its pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions". It is anticipated that a plan established for us will be underfunded and that such underfunding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2003 could materially, positively or negatively, change the funding status of a plan established for us.

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

REVENUE RECOGNITION

    Starting January 1, 2002, we have two primary components of revenue: (1) capacity revenues, which entitle the owner to power, and (2) energy revenues, which are intended to cover the costs of fuel for the actual electricity produced. Capacity payments are billed and collected one month prior to actual energy deliveries and are recorded as deferred revenue until the month of actual energy delivery. At that point, the deferred revenue is reversed, and both capacity and energy payment revenues are recognized. As of December 31, 2002, and June 30, 2003, $49 million and $89 million, respectively, of deferred capacity revenue was recorded in our Consolidated Balance Sheets.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, which primarily include property, plant and equipment (PP&E), comprise $4.1 billion or 88% of our total assets as of June 30, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

    As a result of the distribution of approximately 19% of our common stock to CenterPoint Energy's shareholders on January 6, 2003, we re-evaluated these assets for impairment as of December 31, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As of December 31, 2002, no impairment had been indicated.

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

    The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the six months ended June 30, 2003:

                                  BALANCE,      LIABILITIES  LIABILITIES                CASH FLOW       BALANCE,
                              JANUARY 1, 2003    INCURRED      SETTLED     ACCRETION    REVISIONS    JUNE 30, 2003
                              ---------------   -----------  -----------   ---------    ---------    -------------
                                                                 (IN MILLIONS)
Nuclear decommissioning....   $         186.7            --           --  $      4.5           --    $       191.2
Jewett lignite mine........               3.8            --           --         0.2           --              4.0
                              ---------------   -----------  -----------  ----------    ---------    -------------
                              $         190.5            --           --  $      4.7           --    $       195.2
                              ===============   ===========  ===========  ==========    =========    =============

     The following represents the pro-forma effect on our net income for the three months and six months ended June 30, 2002, as if we had adopted SFAS No. 143 as of January 1, 2002:

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30, 2002           JUNE 30, 2002
                                                                        -------------           ------------
                                                                                    (IN THOUSANDS)
Net loss as reported ..................................                 $    (18,292)            $   (52,986)
Pro-forma net loss.....................................                      (18,104)                (52,608)

DILUTED EARNINGS PER SHARE:
Net loss as reported ..................................                 $      (0.23)            $     (0.66)
Pro-forma net loss.....................................                        (0.23)                  (0.66)

     The following represents our asset retirement obligations on a pro-forma basis as if we had adopted SFAS No. 143 as of December 31, 2002:

                                                             AS REPORTED          PRO-FORMA
                                                             -----------          ---------
                                                                       (IN MILLIONS)
Nuclear decommissioning................................      $     139.7          $   186.7
Jewett lignite mine....................................             39.7                3.8
                                                             -----------          ---------
  Total................................................      $     179.4          $   190.5
                                                             ===========          =========

     We have previously recognized removal costs as a component of depreciation expense. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The total cumulative effect recognized upon adoption of SFAS No. 143 was $99 million after-tax ($152 million pre-tax).

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance as it relates to lease accounting and the accounting provisions related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented is required to be reclassified. No such reclassification was required in the three month or six month period ended June 30, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our results of operations or financial condition.

     In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria which were effective on July 1, 2003 for new, acquired, or newly modified forward contracts. We engage in forward contracts for the sale of power. The majority of these forward contracts are entered into either through state mandated Texas Utility Commission auctions or contractually mandated auctions. All of our contracts resulting from these auctions specify the product types, the plant or group of plants from which the auctioned products are derived, the delivery location and specific delivery requirements, and pricing for each of the products. We have applied the criteria from current accounting literature, including SFAS No. 133 Implementation Issue No. C-15 - "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity", to both the state mandated and the contractually mandated auction contracts and believe they meet the definition of capacity contracts. Accordingly, we consider these contracts as normal sales contracts rather than as derivatives. We have evaluated our forward commodity contracts under the new requirements of SFAS No. 149. The adoption of SFAS No. 149 will not change previous accounting conclusions relating to forward power sales contracts entered into in connection with the state mandated or contractually mandated auctions and the adoption will not have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Beginning in 2002, we have contributed $2.9 million per year to trusts established to fund our share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $174 million as of June 30, 2003, of which approximately 40% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at June 30, 2003, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. In addition, the risk of an economic loss is mitigated because CenterPoint Energy has agreed to indemnify us for any shortfall of the trust to cover decommissioning costs.

EQUITY MARKET VALUE RISK

     As discussed above under "-- Interest Rate Risk," we contribute to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of June 30, 2003. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at June 30, 2003, the resulting loss in fair value of these securities would be approximately $10 million. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

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

ITEM 4.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are, from time to time, a party to litigation arising in the normal course of our business, most of which involves contract disputes or claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation that we expect will have a material adverse effect on our financial condition, results of operations and cash flows. For a description of a number of lawsuits involving claims of asbestos exposure at properties owned by us, please read "Business -- Environmental Matters -- Asbestos" in Item 1 of the Texas Genco Form 10-K, which is incorporated herein by reference. For a description of a lawsuit involving one of our fuel suppliers, please read "Supplier Suits" in Note 4(a) to our Interim Financial Statements, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the annual meeting of our shareholders held on May 29, 2003, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office) were as stated below:

     The following nominees for directors were elected to serve a one-year term expiring 2004 (there were no broker non-votes):

        Directors                         For                Withhold
--------------------------             ----------            ---------
J. Evans Attwell                       78,319,074              325,748
Donald R. Campbell                     78,317,729              327,093
Robert J. Cruikshank                   78,373,902              270,920
Patricia A. Hemingway Hall             78,383,803              261,019
David M. McClanahan                    76,608,587            2,036,235
Scott E. Rozzell                       76,608,815            2,036,007
David G. Tees                          76,610,544            2,034,278
Gary L. Whitlock                       76,791,663            1,853,159

     The ratification of the appointment of Deloitte & Touche LLP as independent accountants and auditors for Texas Genco for 2003 was approved with 78,331,112 votes for, 284,097 votes against, 29,613 abstentions and no broker non-votes.

ITEM 5. OTHER INFORMATION.

                                  RISK FACTORS

PRINCIPAL RISK FACTORS AFFECTING OUR BUSINESS

     OUR REVENUES AND RESULTS OF OPERATIONS ARE IMPACTED BY MARKET RISKS THAT ARE BEYOND OUR CONTROL.

     We sell electric generation capacity, energy and ancillary services in the ERCOT market. The ERCOT market consists of the majority of the population centers in the State of Texas and represents approximately 85% of the demand for power in the state. Under the Texas electric restructuring law, we and other power generators in Texas are not subject to traditional cost-based regulation and, therefore, may sell electric generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. As a result, we are not guaranteed any rate of return on our capital investments through mandated rates, and our revenues and results of operations depend, in large part, upon prevailing market prices for electricity in the ERCOT market. Market prices for electricity, generation capacity, energy and ancillary services may fluctuate substantially. Our gross margins are primarily derived from the sale of capacity entitlements associated with our large, solid fuel base-load generating units, including our coal and lignite fueled generating stations and the South Texas Project. The gross margins generated from payments associated with the capacity of these units are directly impacted by natural gas prices. Since the fuel costs for our base-load units are largely fixed under long-term contracts, they are generally not subject to significant daily and monthly fluctuations. However, the market price for power in the ERCOT market is directly affected by the price of natural gas. Because natural gas is the marginal fuel for facilities serving the ERCOT market during most hours, its price has a significant influence on the price of electric power. As a result, the price customers are willing to pay for entitlements to our solid fuel-fired base-load capacity generally rises and falls with natural gas prices.

     Market prices in the ERCOT market may also fluctuate substantially due to other factors. Such fluctuations may occur over relatively short periods of time. Volatility in market prices may result from:

    -    oversupply or undersupply of generation capacity,

    - power transmission or fuel transportation constraints or inefficiencies,

    -    weather conditions,

    -    seasonality,

    - availability and market prices for natural gas, crude oil and refined products, coal, enriched uranium and uranium fuels,

    -    changes in electricity usage,

    - additional supplies of electricity from existing competitors or new market entrants as a result of the development of new generation facilities or additional transmission capacity,

    -    illiquidity in the ERCOT market,

    -    availability of competitively priced alternative energy sources,

    - natural disasters, wars, embargoes, terrorist attacks and other catastrophic events, and

    -    federal and state energy and environmental regulation and legislation.

  THERE IS CURRENTLY A SURPLUS OF GENERATING CAPACITY IN THE ERCOT MARKET AND WE EXPECT THE MARKET FOR WHOLESALE POWER TO BE HIGHLY COMPETITIVE.

     The amount by which power generating capacity exceeded peak demand (reserve margin) in the ERCOT market has exceeded 20% since 2001, and the Texas Utility Commission and the ERCOT Independent System Operator (ISO) have forecasted the reserve margin for 2003 to continue to exceed 20%. The commencement of commercial operation of new facilities in the ERCOT market will increase the competitiveness of the wholesale power market, which could have a material adverse effect on our results of operations, financial condition, cash flows and the market value of our assets.

     Our competitors include generation companies affiliated with Texas-based utilities, independent power producers, municipal and co-operative generators and wholesale power marketers. The unbundling of vertically integrated utilities into separate generation, transmission and distribution, and retail businesses pursuant to the Texas electric restructuring law could result in a significant number of additional competitors participating in the ERCOT market. Some of our competitors may have greater financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, greater potential for profitability from ancillary services, and greater flexibility in the timing of their sale of generating capacity and ancillary services than we do.

  WE ARE SUBJECT TO OPERATIONAL AND MARKET RISKS ASSOCIATED WITH OUR CAPACITY AUCTIONS.

     We are obligated to sell substantially all of our available capacity and related ancillary services through 2003 pursuant to capacity auctions. In these auctions, we sell firm entitlements on a forward basis to capacity and ancillary services dispatched within specified operational constraints. Although we have reserved a portion of our aggregate net generation capacity from our capacity auctions for planned or forced outages at our facilities, unanticipated plant outages or other problems with our generation facilities could result in our firm capacity and ancillary services commitments exceeding our available generation capacity. As a result, we could be required to obtain replacement power from third parties in the open market to satisfy our firm commitments that could result in significant additional costs. In addition, an unexpected outage at one of our lower cost facilities could require us to run one of our higher cost plants in order to satisfy our obligations even though the energy payments for the dispatched power are based on the cost at the lower-cost facility.

     The mechanics, regulations and agreements governing our capacity auctions are complex. The state mandated auctions require, among other things, our capacity entitlements to be sold in pre-determined amounts. The characteristics of the capacity entitlements we sell in state mandated auctions are defined by rules adopted by the Texas Utility Commission and, therefore, cannot be changed to respond to market demands or operational requirements without approval by the Texas Utility Commission.

  THE OPERATION OF OUR POWER GENERATION FACILITIES INVOLVES RISKS THAT COULD ADVERSELY AFFECT OUR REVENUES, COSTS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     We are subject to various risks associated with operating our power generation facilities, any of which could adversely affect our revenues, costs, results of operations, financial condition and cash flows. These risks include:

    -    operating performance below expected levels of output or efficiency,

    -    breakdown or failure of equipment or processes,

    -    disruptions in the transmission of electricity,

    -    shortages of equipment, material or labor,

    -    labor disputes,

    -    fuel supply interruptions,

    - limitations that may be imposed by regulatory requirements, including, among others, environmental standards,

    -    limitations imposed by the ERCOT ISO,

    -    violations of permit limitations,

    -    operator error, and

    - catastrophic events such as fires, hurricanes, explosions, floods, terrorist attacks or other similar occurrences.

     A significant portion of our facilities were constructed many years ago. Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at high efficiency and to meet regulatory requirements. This equipment is also likely to require periodic upgrading and improvement. Any unexpected failure to produce power, including failure caused by breakdown or forced outage, could result in increased costs of operations and reduced earnings.

  WE RELY ON POWER TRANSMISSION FACILITIES THAT WE DO NOT OWN OR CONTROL AND THAT ARE SUBJECT TO TRANSMISSION CONSTRAINTS WITHIN THE ERCOT MARKET. IF THESE FACILITIES FAIL TO PROVIDE US WITH ADEQUATE TRANSMISSION CAPACITY, WE MAY NOT BE ABLE TO DELIVER WHOLESALE ELECTRIC POWER TO OUR CUSTOMERS AND WE MAY INCUR ADDITIONAL COSTS.

     We depend on transmission and distribution facilities owned and operated by CenterPoint Houston and by others to deliver the wholesale electric power we sell from our power generation facilities to our customers, who in turn deliver power to the end users. If transmission is disrupted, or if transmission capacity infrastructure is inadequate, our ability to sell and deliver wholesale electric energy may be adversely impacted.

     The single control area of the ERCOT market is currently organized into four congestion zones. Transmission congestion between the zones could impair our ability to schedule power for transmission across zonal boundaries, which are defined by the ERCOT ISO, thereby inhibiting our efforts to match our facility scheduled outputs with our customer scheduled requirements. In addition, power generators participating in the ERCOT market could be liable for congestion costs associated with transferring power between zones.

  OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY IMPACTED BY A DISRUPTION OF OUR FUEL SUPPLIES.

     We rely primarily on natural gas, coal, lignite and uranium to fuel our generation facilities. We purchase our fuel from a number of different suppliers under long-term contracts and on the spot market. Under our capacity auctions, we sell firm entitlements to capacity and ancillary services. Therefore, any disruption in the delivery of fuel could prevent us from operating our facilities, or force us to enter into alternative arrangements at higher than prevailing market prices, to meet our auction commitments, which could adversely affect our results of operations, financial condition and cash flows.

  TO DATE, WE HAVE SOLD A SUBSTANTIAL PORTION OF OUR AUCTIONED CAPACITY ENTITLEMENTS TO SUBSIDIARIES OF RELIANT RESOURCES. ACCORDINGLY, OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY AFFECTED IF RELIANT RESOURCES DECLINED TO PARTICIPATE IN OUR FUTURE AUCTIONS OR FAILED TO MAKE PAYMENTS WHEN DUE UNDER RELIANT RESOURCES' PURCHASED ENTITLEMENTS.

     Subsidiaries of Reliant Resources purchased entitlements to 63% of our available 2002 capacity and through July 2003 had purchased 71% of our available 2003 capacity. Reliant Resources made these purchases either through the exercise of its contractual rights to purchase 50% of the entitlements we auction in our contractually mandated auctions or through the submission of bids. In the event Reliant Resources declined to participate in our future auctions or failed to make payments when due, our results of operations, financial condition and cash flows could be adversely affected. As of June 30, 2003, Reliant Resources' securities ratings are below investment grade. We have been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

  WE MAY INCUR SUBSTANTIAL COSTS AND LIABILITIES AS A RESULT OF OUR OWNERSHIP OF NUCLEAR FACILITIES.

     We own a 30.8% interest in the South Texas Project, a nuclear powered generation facility. As a result, we are subject to risks associated with the ownership and operation of nuclear facilities. These risks include:

    - the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials,

    - limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations, and

    - uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

     The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines, shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants. In addition, although we have no reason to anticipate a serious nuclear incident at the South Texas Project, if an incident did occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

OTHER RISKS

  WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL IN THE AMOUNTS AND AT THE TIMES NEEDED TO FINANCE OUR BUSINESS.

     To date, our capital has been provided by internally generated cash flows and borrowings from a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with short-term borrowings of CenterPoint Energy. In the event CenterPoint Energy were to experience liquidity problems or otherwise failed to perform, we may be unable to obtain third party financing. At June 30, 2003, we had borrowings of $129 million from the money pool. We can give no assurances that our current and future capital structure, operating performance, financial condition and cash flows will permit us to access the capital markets or to obtain other financing as needed to meet our working capital requirements and projected future capital expenditures on favorable terms. The amount of any debt issuance by us is expected to be affected by the market's perception of our creditworthiness, market conditions and factors affecting our industry. Our projected future capital expenditures are substantial. Our ability to secure third party credit lines or other debt financing may be adversely impacted by the factors described in this section, including the nature of our business, which may lead to volatility in our financial results and cash flows. CenterPoint Energy has agreed to lend funds to us from time to time upon our request until the earlier of the closing date on which Reliant Resources acquires our common stock from CenterPoint Energy pursuant to the Reliant Resources Option or upon the expiration of the Reliant Resources option. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Sources and Uses of Cash - Capital Requirements."

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

     CenterPoint Energy and its subsidiaries, including us, are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. Approval of filings under the 1935 Act can take extended periods.

     CenterPoint Energy and its subsidiaries, including us, received an order from the SEC under the 1935 Act on June 30, 2003 relating to financing activities, which is effective until June 30, 2005. We must seek a new order before the expiration date. Although authorized levels of financing, together with current levels of liquidity, are believed to be adequate during the period the order is effective, unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC.

     The United States Congress is currently considering legislation which has a provision that would repeal the 1935 Act. We cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on our business.

     We are an 81% owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition of CenterPoint Energy could affect our access to capital, our credit standing and our financial condition.

  OUR OPERATIONS ARE SUBJECT TO EXTENSIVE REGULATION, INCLUDING ENVIRONMENTAL REGULATION. IF WE FAIL TO COMPLY WITH APPLICABLE REGULATIONS OR OBTAIN OR MAINTAIN ANY NECESSARY GOVERNMENTAL PERMIT OR APPROVAL, WE MAY BE SUBJECT TO CIVIL, ADMINISTRATIVE AND/OR CRIMINAL PENALTIES THAT COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

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

     Our business is subject to extensive environmental regulation by federal, state and local authorities. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating our facilities. We may incur significant additional costs to comply with these requirements. If we fail to comply with these requirements or with any other regulatory requirements that apply to our operations, we could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions seeking to curtail our operations. These liabilities or actions could adversely impact our results of operations, financial condition and cash flows.

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

     The competitive electric market in Texas became fully operational in January 2002, and none of us, the Texas Utility Commission, ERCOT or other market participants has any significant operating history under the market framework created by the Texas electric restructuring law. The initiatives under the Texas electric restructuring law have had a significant impact on the nature of the electric power industry in Texas and the manner in which participants in the ERCOT market conduct their business. These changes are ongoing, and we cannot predict the future development of the ERCOT market or the ultimate effect that this changing regulatory environment will have on our business.

     Some restructured markets in other states have experienced supply problems and extreme price volatility. If the ERCOT market does not function as intended by the Texas electric restructuring law, our results of operations, financial condition and cash flows could be adversely affected. In addition, any market failures could lead to revisions or reinterpretations of the Texas electric restructuring law, the adoption of new laws and regulations applicable to us or our facilities and other future changes in laws and regulations that may have a detrimental effect on our business.

  OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     We currently have general liability and property insurance in effect to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. We cannot assure you that insurance coverage will be available in the future on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of our facilities will be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows. The costs of our insurance coverage have increased significantly in recent months and may continue to increase in the future.

     We and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. Under the federal Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of June 30, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. We and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks. All potential losses or liabilities associated with the South Texas Project may not be insurable, and the amount of insurance may not be sufficient to cover them. In particular, our insurance policies are subject to certain limits and deductibles and do not include business interruption coverage.

  CHANGES IN TECHNOLOGY MAY ADVERSELY AFFECT OUR REVENUES AND RESULTS OF OPERATIONS.

     A significant portion of our generation facilities were constructed many years ago and rely on older technologies. Some of our competitors may have newer generation facilities and technologies that allow them to produce and sell power more efficiently, which could adversely affect our results of operations, financial condition and cash flows. In addition, research and development activities are ongoing to improve alternate technologies to produce electricity, including fuel cells, microturbines, windmills and photovoltaic (solar) cells. It is possible that advances in these or other technologies will reduce the current costs of electricity production utilizing newer facilities to a level that is below that of our generation facilities. If this occurs, our generation facilities will be less competitive and the value of our power plants could be significantly impaired. Also, electricity demand could be reduced by increased conservation efforts and advances in technology that could likewise significantly reduce the value of our power generation facilities.

  OUR REVENUES AND RESULTS OF OPERATIONS ARE SUBJECT TO RISKS THAT ARE BEYOND OUR CONTROL, INCLUDING BUT NOT LIMITED TO FUTURE TERRORIST ATTACKS OR RELATED ACTS OF WAR.

     The cost of repairing damage to our operating subsidiaries' facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events, in excess of reserves established for such repairs, may adversely impact our results of operations, financial condition and cash flows. The occurrence or risk of occurrence of future terrorist activity may impact our results of operations, financial condition and cash flows in unpredictable ways. These actions could also result in adverse changes in the insurance markets and disruptions of power and fuel markets. In addition, our electric transmission and distribution, electric generation, natural gas distribution and pipeline and gathering facilities could be directly or indirectly harmed by future terrorist activity. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the United States economy. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and margins and limit our future growth prospects. Also, these risks could cause instability in the financial markets and adversely affect our ability to access capital.

RISKS RELATED TO OUR RELATIONSHIPS WITH CENTERPOINT ENERGY AND RELIANT RESOURCES

  WE WILL BE CONTROLLED BY CENTERPOINT ENERGY AS LONG AS IT OWNS A MAJORITY OF OUR COMMON STOCK, AND OUR MINORITY SHAREHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF SHAREHOLDER VOTING DURING THAT TIME. IF RELIANT RESOURCES EXERCISES ITS OPTION TO ACQUIRE OUR STOCK OWNED BY CENTERPOINT ENERGY THAT IS EXERCISABLE IN JANUARY 2004, WE WILL LIKEWISE BY CONTROLLED BY RELIANT RESOURCES AND OUR MINORITY SHAREHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF A SHAREHOLDER VOTE.

     As a result of the January 6, 2003 distribution, CenterPoint Energy indirectly owns approximately 81% of our outstanding common stock. As long as CenterPoint Energy owns a majority of our outstanding common stock, it will continue to be able to elect our entire board of directors, and our public shareholders, by themselves, will not be able to affect the outcome of any shareholder vote. Similarly, our public shareholders, by themselves, will not be able to affect the outcome of any shareholder vote if Reliant Resources exercises its option to acquire our common stock owned by CenterPoint Energy that is exercisable in January 2004, as Reliant Resources would own approximately 81% of our common stock in that event. For convenience, we sometimes refer to CenterPoint Energy or Reliant Resources, as applicable, as our "majority shareholder" when referring to either of them as the owner of 81% or more of our common stock. In addition, CenterPoint Energy has stated that if Reliant Resources does not exercise its option, CenterPoint Energy will consider strategic alternatives for its interest in us, including a possible sale, which could result in a third party becoming our majority shareholder. Reliant Resources may choose not to exercise its option for a number of reasons, including unfavorable market conditions or a lack of access to capital.

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

     Effective December 31, 2000, Reliant Resources and Reliant Energy entered into a master separation agreement that now governs the rights and obligations of CenterPoint Energy and Reliant Resources in connection with the business separation plan of Reliant Energy adopted in response to the Texas electric restructuring law. Reliant Resources also has an option to purchase the shares of our stock owned by CenterPoint Energy that is exercisable in January 2004. We have agreed to comply with certain restrictions governing our operations as contemplated by the master separation agreement and option agreement. These restrictions limit our ability to:

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

                                                                                   SEC FILE
                                                                                      OR
EXHIBIT                                                                          REGISTRATION       EXHIBIT
NUMBER                    DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER         REFERENCE
-------          ----------------------------  --------------------------------     ------         ---------
  3.1        --  Amended and Restated          Texas Genco Holdings, Inc.'s         1-31449           3.1
                 Articles of Incorporation     ("Texas Genco") Form 10-K for
                                               the year ended December 31, 2002

  3.2        --  Amended and Restated Bylaws   Texas Genco's Form 10-K for          1-31449           3.2
                                               the year ended December 31, 2002

  4.1        --  Specimen Stock Certificate    Texas Genco's registration           1-31449           4.1
                                               statement on Form 10

+10.1        --  Pledge Agreement dated as of
                 May 28, 2003, by Utility
                 Holding, LLC, in favor of JP
                 Morgan Chase Bank, as
                 administrative agent

+31.1        --  Section 302 Certification of
                 David G. Tees

+31.2        --  Section 302 Certification of
                 Gary L. Whitlock

+32.1        --  Section 906 Certification of
                 David G. Tees

+32.2        --  Section 906 Certification of
                 Gary L. Whitlock

+99.1        --  Items incorporated by
                 reference from the Texas
                 Genco Form 10-K:
                 Business--Environmental
                 Matters--Asbestos" in Item 1,
                 "Market for Common Stock and
                 Related Stockholder Matters"
                 in Item 5, "Management's
                 Discussion and Analysis of
                 Financial Condition and
                 Results of Operations--
                 Certain Factors Affecting
                 Future Earnings" in Item 7,
                 and Notes 2(f), 2(h), 6(a) and 8.

(b) Reports on Form 8-K.

    On April 23, 2003, we filed a Current Report on Form 8-K dated April 16, 2003, reporting the shutdown of a reactor at the South Texas Project Nuclear Generating Station.

    On April 24, 2003, we filed a Current Report on Form 8-K dated April 24, 2003, in which we announced first quarter 2003 earnings.

    On May 1, 2003, we filed a Current Report on Form 8-K dated April 24, 2003, to furnish under Item 9 and Item 12 of that form transcripts of the earnings conference call held on April 24, 2003.

     On July 29, 2003, we filed a Current Report on Form 8-K dated July 29, 2003 in which we announced second quarter 2003 earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TEXAS GENCO HOLDINGS, INC.

                                  By:            /s/ James S. Brian
                                      ------------------------------------------
                                                     James S. Brian
                              Senior Vice President and Chief Accounting Officer

Date: August 13, 2003

                                  EXHIBIT INDEX

    The following exhibits are filed herewith:

    Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                                   SEC FILE
                                                                                      OR
EXHIBIT                                                                          REGISTRATION       EXHIBIT
NUMBER                    DESCRIPTION          REPORT OR REGISTRATION STATEMENT     NUMBER         REFERENCE
-------          ----------------------------  --------------------------------     ------         ---------
  3.1        --  Amended and Restated          Texas Genco Holdings, Inc.'s         1-31449           3.1
                 Articles of Incorporation     ("Texas Genco") Form 10-K for
                                               the year ended December 31, 2002

  3.2        --  Amended and Restated Bylaws   Texas Genco's Form 10-K for          1-31449           3.2
                                               the year ended December 31, 2002

  4.1        --  Specimen Stock Certificate    Texas Genco's registration           1-31449           4.1
                                               statement on Form 10

+10.1        --  Pledge Agreement dated as of
                 May 28, 2003, by Utility
                 Holding, LLC, in favor of JP
                 Morgan Chase Bank, as
                 administrative agent

+31.1        --  Section 302 Certification of
                 David G. Tees

+31.2        --  Section 302 Certification of
                 Gary L. Whitlock

+32.1        --  Section 906 Certification of
                 David G. Tees

+32.2        --  Section 906 Certification of
                 Gary L. Whitlock

+99.1        --  Items incorporated by
                 reference from the Texas
                 Genco Form 10-K: "Business--
                 Environmental Matters--
                 Asbestos" in Item 1, "Market
                 for Common Stock and Related
                 Stockholder Matters" in Item
                 5, "Management's Discussion
                 and Analysis of Financial
                 Condition and Results of
                 Operations-- Certain Factors
                 Affecting Future Earnings" in
                 Item 7, and Notes 2(f), 2(h),
                 6(a) and 8.
