Form 10-Q
period 2003-09-30
TEXAS GENCO HOLDINGS INC
filed 2003-11-12
CIK 1188303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO              .
                               ---------    -------------

                                    --------


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

                                    --------


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

As of November 3, 2003, Texas Genco Holdings, Inc. (Texas Genco) had 80,000,000 shares of common stock outstanding, including 64,764,240 shares which were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                           TEXAS GENCO HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements. ...............................................................    1
              Statements of Consolidated Operations
                 Three Months and Nine Months Ended September 30, 2002 and 2003 (unaudited) ...........    1
              Consolidated Balance Sheets
                 December 31, 2002 and September 30, 2003 (unaudited) .................................    2
              Statements of Consolidated Cash Flows
                 Nine Months Ended September 30, 2002 and 2003 (unaudited) ............................    3
              Notes to Unaudited Consolidated Interim Financial Statements ............................    4
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations ..........................................................................   11
          Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................   20
          Item 4. Controls and Procedures .............................................................   21

PART II.  OTHER INFORMATION
          Item 1. Legal Proceedings ...................................................................   22
          Item 5. Other Information ...................................................................   22
          Item 6. Exhibits and Reports on Form 8-K ....................................................   30

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

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" in Item 5 of Part II of this report.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           TEXAS GENCO HOLDINGS, INC.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------    -------------------------------
                                                              2002                2003             2002               2003
                                                          -----------          -----------     -----------        -----------
REVENUES:
  Energy revenues .....................................   $   346,855          $   404,553     $   893,664        $ 1,006,719
  Capacity and other revenues .........................       179,533              252,810         372,019            587,742
                                                          -----------          -----------     -----------        -----------
       Total ..........................................       526,388              657,363       1,265,683          1,594,461
                                                          -----------          -----------     -----------        -----------
EXPENSES:
  Fuel costs ..........................................       337,581              365,913         813,805            923,220
  Purchased power .....................................        34,593               20,259          87,217             55,227
  Operation and maintenance ...........................        98,604              100,783         272,219            311,434
  Depreciation and amortization .......................        38,836               40,778         117,768            119,248
  Taxes other than income taxes .......................        10,062                5,084          48,840             27,858
                                                          -----------          -----------     -----------        -----------
       Total ..........................................       519,676              532,817       1,339,849          1,436,987
                                                          -----------          -----------     -----------        -----------
OPERATING INCOME (LOSS) ...............................         6,712              124,546         (74,166)           157,474
OTHER INCOME ..........................................           434                  919           3,338              2,208
INTEREST EXPENSE ......................................        (8,331)              (1,298)        (24,282)            (6,923)
                                                          -----------          -----------     -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE .........................        (1,185)             124,167         (95,110)           152,759
INCOME TAX BENEFIT (EXPENSE) ..........................         4,483              (41,761)         45,422            (47,942)
                                                          -----------          -----------     -----------        -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ...................................         3,298               82,406         (49,688)           104,817

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ....            --                   --              --             98,910
                                                          -----------          -----------     -----------        -----------
NET INCOME (LOSS) .....................................   $     3,298          $    82,406     $   (49,688)       $   203,727
                                                          ===========          ===========     ===========        ===========
BASIC AND DILUTED EARNINGS PER SHARE:
   Income (Loss) Before Cumulative Effect of
     Accounting Change ................................   $      0.04          $      1.03     $     (0.62)       $      1.31
  Cumulative Effect of Accounting Change, net
     of tax ...........................................            --                   --              --               1.24
                                                          -----------          -----------     -----------        -----------
  Net Income (Loss) ...................................   $      0.04          $      1.03     $     (0.62)       $      2.55
                                                          ===========          ===========     ===========        ===========


 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                                  2002             2003
                                                                              -------------    -------------
                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...............................................   $         578    $         385
  Customer accounts receivable ............................................          68,604          108,137
  Accounts receivable, other ..............................................           4,544            5,450
  Materials and supplies ..................................................          92,869           92,034
  Fuel stock and petroleum products .......................................          63,298           80,268
  Prepaid expenses ........................................................           4,024            1,571
                                                                              -------------    -------------
       Total current assets ...............................................         233,917          287,845
                                                                              -------------    -------------
PROPERTY, PLANT AND EQUIPMENT, NET ........................................       3,980,770        4,128,010
                                                                              -------------    -------------
OTHER ASSETS:
  Nuclear decommissioning trust ...........................................         162,576          179,213
  Other ...................................................................          11,584           28,325
                                                                              -------------    -------------
       Total other assets .................................................         174,160          207,538
                                                                              -------------    -------------
          TOTAL ASSETS ....................................................   $   4,388,847    $   4,623,393
                                                                              =============    =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable -  affiliated companies, net ...........................   $      22,652    $       5,111
  Accounts payable, fuel ..................................................          76,399           94,087
  Accounts payable, other .................................................          43,877           55,107
  Notes payable - affiliated companies, net ...............................          86,186           29,353
  Taxes and interest accrued ..............................................          38,591           96,142
  Deferred capacity auction revenue .......................................          48,721           55,559
  Other ...................................................................          15,918           16,582
                                                                              -------------    -------------
       Total current liabilities ..........................................         332,344          351,941
                                                                              -------------    -------------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net ..................................         813,246          851,303
  Unamortized investment tax credit .......................................         170,569          161,460
  Nuclear decommissioning reserve .........................................         139,664          193,490
  Benefit obligations .....................................................          15,751           17,338
  Accrued reclamation costs ...............................................          39,765            4,085
  Notes payable -  affiliated companies, net ..............................          18,995           18,571
  Other ...................................................................          34,470           56,810
                                                                              -------------    -------------
       Total other liabilities ............................................       1,232,460        1,303,057
                                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 4)

SHAREHOLDERS' EQUITY:
  Common stock (80,000,000 shares outstanding at December 31, 2002 and
    September 30, 2003, respectively) .....................................               1                1
  Additional paid-in capital ..............................................       2,878,502        2,879,127
  Retained earnings (deficit) .............................................         (54,460)          89,267
                                                                              -------------    -------------
       Total shareholders' equity .........................................       2,824,043        2,968,395
                                                                              -------------    -------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................   $   4,388,847    $   4,623,393
                                                                              =============    =============

See Notes to the Company's Unaudited Consolidated Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                           2002              2003
                                                                      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................    $     (49,688)    $     203,727
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization ...............................          117,768           119,248
     Fuel-related amortization ...................................           20,269            15,920
     Deferred income taxes .......................................          (25,077)          (15,202)
     Investment tax credit .......................................           (9,924)           (9,109)
     Cumulative effect of accounting change ......................               --           (98,910)
     Changes in other assets and liabilities:
       Accounts receivable .......................................          (94,592)          (40,439)
       Inventory .................................................           32,094           (16,135)
       Accounts payable ..........................................          (50,534)           28,918
       Accounts payable, affiliate ...............................          (13,555)          (17,543)
       Taxes and interest accrued ................................          (63,418)           57,551
       Accrued reclamation costs .................................            5,896             3,992
       Benefit obligations .......................................          (19,962)            1,587
       Deferred revenue from capacity auctions ...................           23,291             6,838
       Other current assets ......................................           (2,164)            2,453
       Other current liabilities .................................            3,814               664
       Other long-term assets ....................................           25,765            (1,839)
       Other long-term liabilities ...............................              477            (7,478)
                                                                      -------------     -------------
          Net cash provided by (used in) operating activities ....          (99,540)          234,243
                                                                      -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................................         (199,079)         (117,181)
                                                                      -------------     -------------
          Net cash used in investing activities ..................         (199,079)         (117,181)
                                                                      -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of common stock dividends ..............................               --           (60,000)
  Net change in capitalization activity ..........................          225,280                --
  Increase (decrease) in short-term notes payable, affiliate .....           74,288           (56,831)
  Decrease in long-term notes payable, affiliate .................               --              (424)
                                                                      -------------     -------------
          Net cash provided by (used in) financing activities ....          299,568          (117,255)
                                                                      -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............              949              (193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................               --               578
                                                                      -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................    $         949     $         385
                                                                      =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest .......................................................    $       2,314     $       7,705
  Income taxes ...................................................               --                --

 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q of Texas Genco Holdings, Inc. (Texas Genco or the Company) are the Company's consolidated interim financial statements and notes (Interim Financial Statements), which include its wholly owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Reports on Form 10-Q of Texas Genco for the quarters ended March 31, 2003 and June 30, 2003.

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

    CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. On October 23, 2003, the Federal Energy Regulatory Commission granted exempt wholesale generator (EWG) status to Texas Genco. Upon receipt of EWG status, Texas Genco became exempt from the 1935 Act. Therefore, Securities and Exchange Commission (SEC) approval is not required for Texas Genco to issue securities or provide goods or services to CenterPoint Energy's utility subsidiaries or third parties. SEC approval will be required, however, for CenterPoint Energy and its affiliates to continue to provide goods and services to Texas Genco after December 31, 2003. Except in an emergency situation (in which CenterPoint Energy could provide funding pursuant to applicable SEC rules), CenterPoint Energy would be required to obtain further approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations or for CenterPoint Energy to guarantee a security of Texas Genco. Also, SEC policy precludes borrowing by Texas Genco from CenterPoint Energy's utility subsidiaries.

    Basis of Presentation. The consolidated financial statements include the operations of Texas Genco and its subsidiaries, which manage and operate the Company's electric generation operations. Beginning January 1, 2002, CenterPoint Energy's generation business was segregated from CenterPoint Energy's electric utility as a separate reporting business segment and began selling electricity in the Texas deregulated electricity market (ERCOT market) at prices determined by the market. Accordingly, the net income (loss) before the cumulative effect of accounting change reflects the results of market-based prices for power. Included in operations are allocations from CenterPoint Energy for corporate services that included accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. From January 1, 2002 through the Company's acquisition of its generation facilities in August 31, 2002, various allocation methodologies were employed to separate the results of operations and financial condition of the generation-related portion of CenterPoint Energy's business from CenterPoint Energy's historical financial statements. Interest expense was calculated based on an allocation methodology that charged the Company with financing and equity costs of CenterPoint Energy in proportion to the Company's share of total net assets. Interest expense in 2002 through August 31, 2002 was allocated based upon the remaining electric utility debt not specifically identified with Reliant Energy's transmission and distribution utility upon deregulation. Effective with the restructuring of Reliant Energy, no long-term debt was assumed by the Company and interest is incurred on borrowings from CenterPoint Energy. Management believes these allocation methodologies to be reasonable. Had the Company actually existed as a separate company prior to August 31, 2002, its results could have significantly differed from those presented herein.

    Texas Genco's Board of Directors declared an 80,000-for-one stock split that was effected on December 18, 2002. On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of Texas Genco's common stock to CenterPoint Energy's shareholders. Earnings per share for 2002 has been presented as if the 80 million shares were outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The number of shares outstanding for purposes of computing both basic and diluted earnings per share is 80 million for the three months and nine months ended September 30, 2002 and 2003.

    The Company declared and paid a dividend of $0.25 per share of common stock in each of the first, second and third quarters of 2003.

    The following notes to the consolidated annual financial statements in the Texas Genco Form 10-K (Texas Genco Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

    Texas Genco Notes: Note 2(f) (Long-Lived Assets and Intangibles), 2(h) (Reclamation Costs) and Note 8 (Commitments and Contingencies).

    For information regarding certain environmental matters and legal proceedings, see Note 4.

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

    The Company has identified retirement obligations for nuclear decommissioning at the South Texas Project Electric Generating Station (South Texas Project) and for lignite mine operations at the mine supplying the Limestone electric generation facility. Prior to adoption of SFAS No. 143, the Company had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $139.7 million and $39.7 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, the Company reversed the $139.7 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99.1 million offset by accumulated depreciation of $35.8 million as well as a retirement obligation of $186.7 million. The $16.3 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability as the recovery of nuclear decommissioning costs continues to be regulated by the Texas Utility Commission. Accordingly, any difference between assets and liabilities associated with nuclear decommissioning are recorded as a receivable or liability as such amount will be funded by or returned to customers of CenterPoint Houston or its successor (see
Note 4(a)). The Company also reversed the $39.7 million it had previously recorded for the mine reclamation and recorded a plant asset of $1.9 million offset by accumulated depreciation of $0.4 million as well as a retirement obligation of $3.8 million. The $37.4 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. The Company has also identified other asset retirement obligations that cannot be estimated because the assets associated with the retirement obligations have an indeterminate life.

    The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the nine months ended September 30, 2003:

                                                                                                      BALANCE,
                                  BALANCE,      LIABILITIES   LIABILITIES               CASH FLOW   SEPTEMBER 30,
                              JANUARY 1, 2003    INCURRED       SETTLED     ACCRETION   REVISIONS       2003
                              ---------------   -----------   -----------   ---------   ---------   -------------
                                                                 (IN MILLIONS)
 Nuclear decommissioning ...  $         186.7            --            --   $     6.8          --   $       193.5
 Lignite mine ..............              3.8            --            --         0.3          --             4.1
                              ---------------   -----------   -----------   ---------   ---------   -------------
                              $         190.5            --            --   $     7.1          --   $       197.6
                              ===============   ===========   ===========   =========   =========   =============

    The following represents the pro-forma effect on the Company's net income for the three months and nine months ended September 30, 2002, as if the Company had adopted SFAS No. 143 as of January 1, 2002:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                       SEPTEMBER 30, 2002     SEPTEMBER 30, 2002
                                       ------------------     ------------------
                                                     (IN THOUSANDS)
Net income (loss) as reported ......      $      3,298          $     (49,688)
Pro-forma net income (loss) ........             6,585                (46,023)

DILUTED EARNINGS PER SHARE:
Net income (loss) as reported ......      $       0.04          $       (0.62)
Pro-forma net income (loss) ........              0.08                  (0.58)

     The following represents the Company's asset retirement obligations on a pro-forma basis as if it had adopted SFAS No. 143 as of December 31, 2002:

                                 AS REPORTED     PRO-FORMA
                                 -----------    -----------
                                       (IN MILLIONS)
Nuclear decommissioning .....    $     139.7    $     186.7
Lignite mine ................           39.7            3.8
                                 -----------    -----------
  Total .....................    $     179.4    $     190.5
                                 ===========    ===========

    The Company has previously recognized removal costs as a component of depreciation expense. Upon adoption of SFAS No. 143, the Company reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The total cumulative effect recognized upon adoption of SFAS No. 143 was $99 million after- tax ($152 million pre-tax).

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and the accounting provisions related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in either the three months or nine months ended September 30, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain

Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no effect on the Company's consolidated financial statements.

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

    In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. On October 9, 2003, the FASB deferred the application of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The FASB is currently considering several amendments to FIN 46, and the Company will analyze the impact, if any, these changes may have on its consolidated financial statements upon ultimate implementation of FIN 46. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria which were effective on July 1, 2003 for new, acquired, or newly modified forward contracts. The Company engages in forward contracts for the sale of power. The majority of these forward contracts are entered into either through state mandated Texas Utility Commission auctions or auctions mandated by an agreement with Reliant Resources. All of the Company's contracts resulting from these auctions specify the product types, the plant or group of plants from which the auctioned products are derived, the delivery location and specific delivery requirements, and pricing for each of the products. The Company has applied the criteria from current accounting literature, including SFAS No. 133 Implementation Issue No. C-15 - "Scope
Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity", to both the state mandated and the contractually mandated auction contracts and believes they meet the definition of capacity contracts. Accordingly, the Company considers these contracts as normal sales contracts rather than as derivatives. The Company has evaluated its forward commodity contracts under the new requirements of SFAS No.
149. The adoption of SFAS No. 149 did not change previous accounting conclusions relating to forward power sales contracts entered into in connection with the state mandated or contractually mandated auctions, and did not have a material effect on the Company's consolidated financial statements.

 (3) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

    As of December 31, 2002, the Company had $86 million in short-term borrowings and $19 million in long-term borrowings from CenterPoint Energy and its subsidiaries. As of September 30, 2003, the Company had $29 million in short-term borrowings and $19 million in long-term borrowings from CenterPoint Energy and its subsidiaries. Such borrowings are used for working capital purposes. Interest expense associated with the borrowings for the three months and nine months ended September 30, 2003 was $2 million and $10 million, respectively. As of September 30, 2003, the weighted average interest rate on such borrowings was 6.4%. In addition, for the three months and nine months ended September 30, 2002, $6 million and $25 million of interest expense was allocated to the Company related to the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation.

    The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pools or otherwise.

    From time to time, the Company has receivables from, or payables to, CenterPoint Energy or its subsidiaries. As of December 31, 2002 and September 30, 2003, the Company had net accounts payable to affiliates of $23 million and $5 million, respectively.

    During the three months ended September 30, 2002 and 2003, the sales and services by the Company to Reliant Resources and its subsidiaries totaled $362 million and $496 million, respectively. During the nine months ended September 30, 2002 and 2003, the sales and services by the Company to Reliant Resources and its subsidiaries totaled $850 million and $1.2 billion, respectively. During the three months ended September 30, 2002 and 2003 and the nine months ended September 30, 2003, there were no sales and services by the Company to CenterPoint Energy and its affiliates. During the nine months ended September 30, 2002, the sales and services by the Company to CenterPoint Energy and its affiliates totaled $56 million.

      During the three and nine months ended September 30, 2002, the sales and services by the Company to a major customer other than Reliant Resources totaled $92 million and $165 million, respectively. During the three and nine months ended September 30, 2003, the sales and services by the Company to a major customer other than Reliant Resources totaled $67 million and $160 million, respectively.

     During the three and nine months ended September 30, 2002, purchases of power by the Company from Reliant Resources were $5 million and $29 million, respectively. During the three months ended September 30, 2002 and 2003, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $7 million and $14 million, respectively. During the nine months ended September 30, 2002 and 2003, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $24 million and $23 million, respectively.

    CenterPoint Energy and certain of its subsidiaries provide some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate of CenterPoint Energy, and are included primarily in operation and maintenance expenses. Amounts charged to the Company for these services were $9 million and $7 million for the three months ended September 30, 2002 and 2003, respectively. Amounts charged to the Company for these services were $35 million and $24 million for the nine months ended September 30, 2002 and 2003, respectively.

(4) COMMITMENTS AND CONTINGENCIES

(a)  Environmental, Legal and Other.

    Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through September 30, 2003, the Company has invested $639 million for NOx emission control, and plans to make expenditures of up to approximately $157 million for the remainder of 2003 through 2007. The Texas Utility Commission has determined that the Company's emission control plan is the most cost-effective option for achieving compliance with applicable air quality standards for the Company's generating facilities.

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

    Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.5 billion as of September 30, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year. In addition, the security procedures at this facility have been enhanced to provide additional protection against terrorist attacks.

    There can be no assurance that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

    Nuclear Decommissioning. The Company contributed $2.9 million in 2002 to trusts established to fund its share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2003. There are various investment restrictions imposed upon the Company by the Texas Utility Commission and the United States Nuclear Regulatory Commission (NRC) relating to the Company's nuclear decommissioning trusts. The Company and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $179 million as of September 30, 2003, of which approximately 39% were fixed-rate debt securities and the remaining 61% were equity securities. In July 1999, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $363 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers. CenterPoint Energy is contractually obligated to indemnify the Company from and against any obligations relating to the decommissioning not otherwise satisfied through collections by CenterPoint Houston.

    Joint Operating Agreement with City of San Antonio. The Company has a joint operating agreement with the City Public Service Board of San Antonio to share savings from the joint dispatching of each party's generating assets. Dispatching the two generating systems jointly results in savings of fuel and related expenses due to a more efficient utilization of each party's lowest cost resources. The two parties currently share equally the savings resulting from joint dispatch. The agreement terminates in 2009.

    Supplier Suits. The Company and CenterPoint Energy currently are engaged in a dispute with Northwestern Resources Co. (NWR), the supplier of fuel to the Limestone electric generation facility, over the terms and pricing at which NWR supplies fuel to that facility under a 1999 settlement agreement between the parties and under ancillary obligations. NWR has initiated a lawsuit in state district court in Limestone County, Texas seeking a declaratory judgment stating that the defendants have breached their obligations under the agreements by modifying the generation facility to burn coal from the Powder River Basin and by purchasing coal from the Powder River Basin without first giving NWR a right of first refusal to supply lignite at a price that is equal to or less than the coal from the Powder River Basin. The Company has asserted counterclaims against NWR for unpaid production royalties and other fees owed by NWR under the terms of various leases between the parties. The Company also seeks rulings that it has not breached its obligations regarding the modification of its facilities and the burning of Powder River Basin coal. The judge has ruled that price issues must be arbitrated in accordance with the contract.

(b) Option to Purchase CenterPoint Energy's Interest in the Company.

    Reliant Resources has an option (Reliant Resources Option) to purchase all of the shares of common stock of the Company owned by CenterPoint Energy. Reliant Resources has no obligation to exercise the option. The Reliant Resources Option may be exercised between January 10, 2004 and January 24, 2004. The per share exercise price under the Reliant Resources Option will equal the average daily closing price on The New York Stock Exchange for the 30 consecutive trading days with the highest average closing price for any 30 day trading period during the last 120 trading days ending January 9, 2004, plus a control premium, up to a maximum of 10%, to the extent a control premium is included in the valuation determination made by the Texas Utility Commission relating to the market value of the Company. As of November 7, 2003, the highest average consecutive 30-day closing price for Texas Genco stock was $26.50. The per share exercise price is also subject to adjustment based on the difference between the per share dividends paid to CenterPoint Energy during the period from January 6, 2003 through the option closing date and the Company's actual per share earnings during that period. Reliant Resources has agreed that if it exercises the Reliant Resources Option and purchases the shares of the Company's common stock, Reliant Resources will also purchase from CenterPoint Energy all notes and other payables owed by the Company to CenterPoint Energy as of the option closing date, at their principal amount plus accrued interest. Similarly, if there are notes or payables owed to the Company by CenterPoint Energy as of the option closing date, Reliant Resources will assume those obligations in exchange for a payment from CenterPoint Energy of an amount equal to the principal plus accrued interest.

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

    It is possible that Reliant Resources may decline to exercise its option. CenterPoint Energy has engaged a financial advisor to assist it in exploring its alternatives for monetizing its 81% ownership interest in the Company in the event the Reliant Resources Option is not exercised, including possible sale of its ownership interest in the Company or of the Company's individual generating assets.

    Exercise of the Reliant Resources Option by Reliant Resources will be subject to various regulatory approvals, including Hart-Scott-Rodino antitrust clearance, approval by the Federal Energy Regulatory Commission and United States Nuclear Regulatory Commission (NRC) license transfer approval.

(5) SUBSEQUENT EVENT

    On November 6, 2003, the Company's board of directors declared a quarterly cash dividend of $0.25 per share of common stock payable on December 19, 2003 to shareholders of record as of the close of business on November 26, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in combination with the Company's Interim Financial Statements and notes contained in Item 1 of this report.

                                    OVERVIEW

    We are one of the largest wholesale electric power generating companies in the United States. As of September 30, 2003, the aggregate net generating capacity of our portfolio of assets was 14,153 megawatts (MW), of which 2,990 MW are currently mothballed. We sell electric generation capacity, energy and ancillary services in the Electric Reliability Council of Texas (ERCOT) market, which is the largest power market in the State of Texas and encompasses the majority of the population centers in the State of Texas. ERCOT facilitates reliable grid operations for approximately 85% of the demand for power in the state.

OUR SEPARATION FROM CENTERPOINT ENERGY

    Legislation enacted by the Texas legislature in 1999 (Texas electric restructuring law) required the restructuring of electric utilities in Texas in order to separate their power generation, transmission and distribution, and retail electric provider businesses into separate units. In March 2001, the Public Utility Commission of Texas (Texas Utility Commission) approved a business separation plan for Reliant Energy, Incorporated (Reliant Energy) involving the separation of Reliant Energy's generation, transmission and distribution, and retail businesses into three separate companies. Effective August 31, 2002, Reliant Energy consummated a restructuring transaction (the Restructuring) in accordance with its business separation plan in which it, among other things:

    o   conveyed all of its electric generating facilities to us;

    o   became a subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy);
        and

    o converted into a limited liability company named CenterPoint Energy Houston Electric, LLC (CenterPoint Houston).

    Although our portfolio of generating facilities was formerly owned by the unincorporated electric utility division of Reliant Energy, for convenience we describe our business as if we had owned and operated our generation facilities prior to the date they were conveyed to us. The book value of the net assets conveyed to us by Reliant Energy on August 31, 2002 was approximately $2.8 billion.

    CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. On October 23, 2003, the Federal Energy Regulatory Commission granted exempt wholesale generator (EWG) status to us. Upon receipt of EWG status, we became exempt from the 1935 Act. Therefore, Securities and Exchange Commission (SEC) approval is not required for us to issue securities or provide goods or services to CenterPoint Energy's utility subsidiaries or third parties. SEC approval will be required, however, for CenterPoint Energy and its affiliates to continue to provide goods and services to us after December 31, 2003. Except in an emergency situation (in which CenterPoint Energy could provide funding pursuant to applicable SEC rules), CenterPoint Energy would be required to obtain further approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations or for CenterPoint Energy to guarantee a security of Texas Genco. Also, SEC policy precludes us from borrowing from CenterPoint Energy's utility subsidiaries.

    On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of our common stock to CenterPoint Energy's shareholders. As used herein, CenterPoint Energy also refers to the former Reliant Energy for dates prior to the Restructuring.

    Our energy costs consist primarily of fuel costs associated with consuming nuclear fuel, gas, oil, lignite and coal to generate electricity, as well as our power purchases from the wholesale marketplace. The recent deregulation of the ERCOT market has impacted our energy costs in several ways. As a result of requirements under the Texas electric restructuring law and the terms of our agreements with CenterPoint Energy, we are obligated to sell through capacity auctions substantially all of our available capacity and related ancillary services through 2003. In these auctions, we sell on a forward basis firm entitlements to capacity and ancillary services dispatched within specified operational constraints. Although we have reserved a portion of our aggregate net generation capacity from our capacity auctions for planned or forced outages at our facilities, unanticipated plant outages or other unforeseen problems with our generation facilities could result in our firm capacity and ancillary services commitments exceeding our available generation capacity. As a result, we could be required to obtain replacement power from third parties in the open market to satisfy our firm commitments which could involve the incurrence of significant additional costs. High wholesale power prices for replacement power in the ERCOT market could increase our energy costs and affect earnings and net cash flow. In addition, an unexpected outage at one of our lower cost facilities could require us to run one of our higher cost plants in order to satisfy our obligations.

    In 2002, our capacity auctions were consummated at market-based prices that resulted in returns substantially below the historical regulated return on our facilities. However, we have seen significant improvement in auction prices for our 2003 capacity entitlements. Since the pricing of generation products is sensitive to natural gas prices, higher natural gas prices in the latter part of 2002 and in the first nine months of 2003 have positively influenced the prices in our recent capacity auctions. Because we have a significant amount of low-cost baseload solid fuel and nuclear generating units, higher natural gas prices generally increase the margin of our baseload capacity entitlements since prospective purchasers face higher-cost gas-fired generation alternatives. With the higher market prices and our efforts to reduce our operating costs, we have experienced improved profitability during the first nine months of 2003 compared to the first nine months of 2002. However, we do not expect this improvement will reach the levels of our historical regulated returns in the near future due in part to the current surplus of generating capacity in the ERCOT market and changes to the economic conditions affecting our industry that have occurred since our baseload facilities were originally constructed, including the development of high efficiency gas-fired generating units.

    In the capacity auctions held during January through September 2003, gas generation capacity primarily sold in our contractually mandated auctions. On September 25, 2003, we announced that we will mothball gas-fired generation in two phases totaling 2,990 MW. Our decision was based on our July and September capacity auction results combined with high forecasted reserve margins in the ERCOT market. Three units totaling 777 MW will be seasonally mothballed from October of 2003 through April of 2004. They include Webster Unit 3 (374 MW), which is currently in mothball status, T.H. Wharton Unit 2 (229 MW) and Deepwater Unit 7 (174 MW). In addition, all four P.H. Robinson units totaling 2,211 MW will be mothballed from October 2003 through April 2005. This includes Unit 3 (552 MW), which is currently in mothball status. We expect this action will reduce our operating costs. On October 13, 2003, we presented a letter requesting ERCOT to determine if any of the mothballed units were necessary for reliability purposes. As of the date of this report, we have not yet received a response.

    High reserve margins are expected to continue in the ERCOT market. With an increasingly competitive wholesale energy market, the composition and level of our operation and maintenance expense is likely to change as we continually evaluate the value of various units based on their fuel source, heat rate and dispatch type.

     We have completed substantially all of the capacity auctions for 2003 capacity we are required to conduct. As a result, we have contracted for approximately $737 million of total capacity revenue for 2003, compared to total capacity revenue of $423 million for 2002. We have also auctioned capacity entitlements to approximately 70% of our available 2004 baseload capacity and 27% of our available 2005 baseload capacity. As a result, we have contracted for approximately $706 million of total capacity revenue with respect to our 2004 capacity and $216 million of total capacity revenue with respect to our 2005 capacity. We expect to conduct auctions to sell additional capacity entitlements with respect to our 2004 and 2005 capacity during the fourth quarter of 2003. We have been unable to sell some of the 2003 capacity that we have offered in our state mandated auctions. However, we believe that we have complied with the requirements under the applicable state mandated auction rules, including re-offering the unsold capacity in subsequent auctions.

RECENT DEVELOPMENTS

     In July 2003, a steam line ruptured at our W.A. Parish coal facility damaging one of the facility's units and temporarily taking another unit offline. The unit was returned to service in September 2003. A three-week planned maintenance outage originally scheduled for November 2003 was advanced and conducted concurrent with the unplanned outage.

     In October 2003, the Federal Energy Regulatory Commission (FERC) granted exempt wholesale generator (EWG) status to Texas Genco, LP, our wholly owned subsidiary that owns and operates our electric generating plants. As a result, we are now exempt from the 1935 Act and do not require SEC approval to issue and sell securities or provide goods or services to CenterPoint Energy's utility subsidiaries or to third parties.

                       CONSOLIDATED RESULTS OF OPERATIONS

     For information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 5 of Part II of this report, which is incorporated herein by reference. The following table sets forth our consolidated results of operations for the three months and nine months ended September 30, 2002 and 2003, followed by a discussion of our consolidated results of operations.

                                                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------     -------------------------------
                                                                  2002               2003             2002              2003
                                                             -------------      -------------     -------------     -------------
REVENUES:
  Energy revenues .......................................    $     346,855      $     404,553     $     893,664     $   1,006,719
  Capacity and other revenues ...........................          179,533            252,810           372,019           587,742
                                                             -------------      -------------     -------------     -------------
       Total ............................................          526,388            657,363         1,265,683         1,594,461
                                                             -------------      -------------     -------------     -------------
EXPENSES:
  Fuel costs ............................................          337,581            365,913           813,805           923,220
  Purchased power .......................................           34,593             20,259            87,217            55,227
  Operation and maintenance .............................           98,604            100,783           272,219           311,434
  Depreciation and amortization .........................           38,836             40,778           117,768           119,248
  Taxes other than income taxes .........................           10,062              5,084            48,840            27,858
                                                             -------------      -------------     -------------     -------------
       Total ............................................          519,676            532,817         1,339,849         1,436,987
                                                             -------------      -------------     -------------     -------------
OPERATING INCOME (LOSS) .................................            6,712            124,546           (74,166)          157,474
OTHER INCOME ............................................              434                919             3,338             2,208
INTEREST EXPENSE ........................................           (8,331)            (1,298)          (24,282)           (6,923)
                                                             -------------      -------------     -------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE ...........................           (1,185)           124,167           (95,110)          152,759
INCOME TAX BENEFIT (EXPENSE) ............................            4,483            (41,761)           45,422           (47,942)
                                                             -------------      -------------     -------------     -------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE .....................................            3,298             82,406           (49,688)          104,817

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ......               --                 --                --            98,910
                                                             -------------      -------------     -------------     -------------
NET INCOME (LOSS) .......................................    $       3,298      $      82,406     $     (49,688)    $     203,727
                                                             =============      =============     =============     =============
BASIC AND DILUTED EARNINGS PER SHARE:
   Income (Loss) Before Cumulative Effect of
     Accounting Change ..................................    $        0.04      $        1.03     $       (0.62)    $        1.31
  Cumulative Effect of Accounting Change, net of tax ....               --                 --                --              1.24
                                                             -------------      -------------     -------------     -------------
  Net Income (Loss) .....................................    $        0.04      $        1.03     $       (0.62)    $        2.55
                                                             =============      =============     =============     =============

Power Sales (in GWh) ....................................           15,476             14,534            41,923            36,327
                                                             =============      =============     =============     =============

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     We reported net income of $82 million ($1.03 per diluted share) for the three months ended September 30, 2003 compared to net income of $3 million ($0.04 per diluted share) for the three months ended September 30, 2002. The $79 million improvement was primarily attributable to increased margins from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, partially offset by increased fuel costs due to higher natural gas prices and lower sales volumes. Due to the operating flexibility of some of the gas units, we were able to partially mitigate the higher cost of natural gas by switching from natural gas to fuel oil.

    Operation and maintenance expense increased $2 million for the three months ended September 30, 2003 as compared to the same period in 2002. Approximately $5 million was associated with higher pension and employee benefits, $3 million with scheduled plant outages and $4 million with repairs to South Texas Project Unit 1 and W.A. Parish Unit 8, partially offset by $8 million associated with the timing of technical support costs.

    Taxes other than income taxes decreased $5 million for the three months ended September 30, 2003 as compared to the same period in 2002. This decrease was primarily attributable to a reduction in property taxes due to lower property valuations.

    Interest expense decreased $7 million, or 84%, for the three months ended September 30, 2003 from the comparable 2002 period primarily as a result of $6 million in intercompany interest allocated in 2002 prior to the Restructuring and related to the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation.

    The effective tax rate for the three months ended September 30, 2003 was 33.6%. The decrease in the effective rate for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily the result of pre-tax income in 2003 compared to a pre-tax loss in 2002, offset by reduced benefits from state taxes and the amortization of investment tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

    We reported income before cumulative effect of accounting change of $105 million ($1.31 per diluted share) for the nine months ended September 30, 2003 compared to a loss of $50 million ($0.62 per diluted share) for the nine months ended September 30, 2002. The $155 million improvement was primarily attributable to increased margins from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, partially offset by increased fuel costs due to higher natural gas prices and lower sales volumes. Due to the operating flexibility of some of the gas units, we were able to partially mitigate the higher cost of natural gas by switching from natural gas to fuel oil.

    Operation and maintenance expense increased $39 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase was primarily due to repairs at South Texas Project Unit 1 and W.A. Parish Unit 8 ($8 million), an unplanned outage at South Texas Project Unit 2 ($4 million), a planned refueling outage on South Texas Project Unit 1 without a comparable outage in 2002 ($6 million), higher pension and benefit expenses ($9 million), timing of technical support expenses ($2 million) and increased insurance and other expenses ($8 million).

    Taxes other than income taxes decreased $21 million for the nine months ended September 30, 2003 as compared to the same period in 2002. This decrease was attributable to a reduction in state franchise taxes that are no longer applicable in 2003 ($12 million) and a reduction in property taxes due to lower property valuations ($9 million).

    Interest expense decreased $17 million, or 72%, for the nine months ended September 30, 2003 from the comparable 2002 period primarily as a result of $25 million in intercompany interest allocated in 2002 prior to the Restructuring and related to the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation. This decrease was partially offset by an increase in interest expense of $4 million on intercompany borrowings from CenterPoint Energy to fund working capital requirements in the first nine months of 2003.

    The effective tax rates for the nine months ended September 30, 2003 and 2002 were 31.4% and 47.8%, respectively. The decrease in the effective rate for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily the result of pre-tax income in 2003 compared to a pre-tax loss in 2002, offset by reduced benefits from state taxes and the amortization of investment tax credits.

    In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), we have completed an assessment of the applicability and implications of SFAS No. 143. As a result of the assessment, we have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the mine supplying the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. Our operating results for the nine months ended September 30, 2003 include a $99 million after-tax ($152 million pre-tax) non-cash gain ($1.24 per diluted share) from the adoption of SFAS No. 143. For additional discussion of the adoption of SFAS No. 143, please read Note 2 to our Interim Financial Statements.

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

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

    The net cash provided by/used in our operating, investing and financing activities for the nine months ended September 30, 2002 and 2003 is as follows (in millions):

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                    2002               2003
                                                -------------     -------------
        Cash provided by (used in):
           Operating activities ............    $       (100)      $       234
           Investing activities ............            (199)             (117)
           Financing activities ............             300              (117)

CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities for the nine months ended September 30, 2003 increased $334 million as compared to the same period in 2002. This increase was primarily due to increased earnings as a result of higher capacity auction prices, which were driven by higher gas prices. Changes in accounts payable and accounts receivable also contributed to the increase in cash flow. Additionally, in the first quarter of 2002, the Company paid higher taxes associated with regulated revenues for 2001. These increases were partially offset by an increase in inventory primarily related to timing of deliveries in late 2001 and higher gas prices in 2003.

CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities for the nine months ended September 30, 2003 decreased $82 million as compared to the same period in 2002 primarily due to the completion of a major portion of the required environmental capital expenditures for emissions of oxides of nitrogen (NOx) during 2002.

CASH PROVIDED BY FINANCING ACTIVITIES

     Net cash provided by financing activities for the nine months ended September 30, 2003 decreased $417 million as compared to the same period in 2002. The decrease was primarily a result of reductions in transfers from

CenterPoint Energy to support various requirements for working capital and capital expenditures, partially offset by a dividend on our common stock paid in each of the first three quarters of 2003.

FUTURE SOURCES AND USES OF CASH

     We expect to meet our future capital requirements with cash flows from operations, as well as a combination of intercompany loans from our affiliates and external financing. From time to time we may use the proceeds of our third party borrowings to repay intercompany indebtedness, make dividend payments or for other corporate purposes. We have obtained consent from Reliant Resources to grant security interests in our assets to lenders under third party facilities. We currently have no third-party borrowing arrangements in place, however, we expect to enter into a $75 million senior secured revolving credit facility during the fourth quarter of 2003. We believe that our cash flows from operations, intercompany loans from our affiliates and our external borrowing capability will be sufficient to meet the operational needs of our business for the next twelve months.

     In October 2003, CenterPoint Energy refinanced its bank facility with a $2.35 billion credit facility. The new facility limits our incurrence of indebtedness for borrowed money to an aggregate principal amount not to exceed $250 million outstanding at any time. The new credit facility requires that proceeds from the sale of any material portion of our assets, subject to certain requirements, be used to prepay indebtedness under such credit facility. Although we are not contractually bound by these limitations, it is expected that CenterPoint Energy would likely cause its representatives on our board of directors to direct our business so as not to breach the terms of the new facility.

    CenterPoint Energy is a registered public utility holding company under the 1935 Act. On October 23, 2003, the FERC granted EWG status to us. Upon receipt of EWG status, we became exempt from the 1935 Act. Therefore, SEC approval is not required for us to issue securities or provide goods or services to CenterPoint Energy's utility subsidiaries or third parties. SEC approval will be required, however, for CenterPoint Energy and its affiliates to continue to provide goods and services to us after December 31, 2003. Except in an emergency situation (in which CenterPoint Energy could provide funding pursuant to applicable SEC rules), CenterPoint Energy would be required to obtain further approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations or for CenterPoint Energy to guarantee a security of Texas Genco. Also, SEC policy precludes us from borrowing from CenterPoint Energy's utility subsidiaries.

    That portion of our stock which is owned by CenterPoint Energy secures any obligations of CenterPoint Energy under its $2.35 billion credit facility executed in October 2003.

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

    Dividend Policy. We intend to pay regular quarterly cash dividends on our common stock. Our board of directors will determine the amount of future dividends in light of:

    o any applicable contractual restrictions governing our ability to pay dividends, including our agreements with CenterPoint Energy to ensure its compliance with the terms of the Reliant Resources Option agreement;

    o   applicable legal requirements;

    o   our earnings and cash flows;

    o   our financial condition; and

    o   other factors our board of directors deems relevant.

    On November 6, 2003, our board of directors declared a quarterly cash dividend of $0.25 per share of common stock payable on December 19, 2003 to shareholders of record as of the close of business on November 26, 2003. For a description of certain contractual provisions governing our ability to pay dividends, please read "Market for Common Stock and Related Stockholder Matters" in Item 5 of the Texas Genco Form 10-K.

    We expect our liquidity and capital requirements will be affected by our:

    o capital requirements related to environmental compliance and other maintenance projects;

    o   dividend policy;

    o   debt service requirements; and

    o   working capital requirements.

    Intercompany Borrowings. At December 31, 2002 and September 30, 2003, we had $86 million and $29 million respectively, borrowed from affiliates through the CenterPoint Energy money pool. As a result of our certification by the FERC as an "exempt wholesale generator" under the 1935 Act, we can no longer participate in this money pool. CenterPoint Energy has established a second money pool in which Texas Genco and certain other unregulated subsidiaries of CenterPoint Energy can participate. It is anticipated that we will meet our cash needs with a combination of funds from operations, borrowings from CenterPoint Energy and funds obtained through the new money pool. Except in an emergency situation (in which CenterPoint Energy could provide funding pursuant to applicable SEC rules), CenterPoint Energy would be required to obtain approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations or for CenterPoint Energy to guarantee a security of Texas Genco. There is no assurance that CenterPoint Energy will have sufficient funds to meet our cash needs.

    Pension Plan. As discussed in Note 6(a) to our 2002 Form 10-K, which is incorporated herein by reference, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $17 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. Additionally, we expect that a separate pension plan will be established for us prior to our disposition by CenterPoint Energy. We would receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record our pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions". It is anticipated that a plan established for us will be underfunded and that such underfunding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2003 could materially, positively or negatively, change the funding status of a plan established for us.

                           RELATED PARTY TRANSACTIONS

     In connection with the Restructuring and the distribution by CenterPoint Energy in January 2003 of 19% of our common stock, we entered into a number of agreements with CenterPoint Energy. These agreements govern our interim and ongoing relationships with CenterPoint Energy, including the provision by CenterPoint Energy to us of various interim services. Pursuant to the requirements of the 1935 Act, CenterPoint Energy is organizing a service company through which these services will ultimately be delivered. For information regarding our agreements and other relationships with CenterPoint Energy, the terms of the option, exercisable in January 2004, under which Reliant Resources has the right to purchase from CenterPoint Energy its 81% ownership of our outstanding common stock, the terms of our technical services agreement with Reliant Resources, and other matters, please read Note 3 to our Interim Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our 2002 Form 10-K.

                          CRITICAL ACCOUNTING POLICIES

    A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We believe the following critical accounting policies involve the application of accounting estimates for which a change in the estimate is inseparable from the effect of a change in accounting principle. Accordingly, these accounting policies have been reviewed and discussed with the audit committee of the board of directors.

REVENUE RECOGNITION

    Starting January 1, 2002, we have two primary components of revenue: (1) capacity revenues, which entitle the owner to power, and (2) energy revenues, which are intended to cover the costs of fuel for the actual electricity produced. Capacity payments are billed and collected during the month prior to actual energy deliveries and are recorded as deferred revenue until the month of actual energy delivery. At that point, the deferred revenue is reversed, and both capacity and energy payment revenues are recognized. As of December 31, 2002, and September 30, 2003, $49 million and $56 million, respectively, of deferred capacity revenue was recorded in our Consolidated Balance Sheets.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, which primarily include property, plant and equipment (PP&E), comprise $4.1 billion or 89.3% of our total assets as of September 30, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

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

    We have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the mine supplying the Limestone electric generation facility. Prior to adoption of SFAS No. 143, we had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $139.7 million and $39.7 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, we reversed the $139.7 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99.1 million offset by accumulated depreciation of $35.8 million as well as a retirement obligation of $186.7 million. The $16.3 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability due to regulatory requirements. We also reversed the $39.7 million we had previously recorded for the mine reclamation and recorded a plant asset of $1.9 million offset by accumulated depreciation of $0.4 million as well as a retirement obligation of $3.8 million. The $37.4 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. We have also identified other asset retirement obligations that cannot be calculated because the assets associated with the retirement obligations have an indeterminate life.

    The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the nine months ended September 30, 2003:

                                                                                                         BALANCE,
                                     BALANCE,      LIABILITIES   LIABILITIES               CASH FLOW   SEPTEMBER 30,
                                 JANUARY 1, 2003    INCURRED       SETTLED     ACCRETION   REVISIONS       2003
                                 ---------------   -----------   -----------   ---------   ---------   -------------
                                                                 (IN MILLIONS)
 Nuclear decommissioning  ....   $         186.7            --            --   $     6.8          --   $       193.5
 Lignite mine ................               3.8            --            --         0.3          --             4.1
                                 ---------------   -----------   -----------   ---------   ---------   -------------
                                 $         190.5            --            --   $     7.1          --   $       197.6
                                 ===============   ===========   ===========   =========   =========   =============


     The following represents the pro-forma effect on our net income for the three months and nine months ended September 30, 2002, as if we had adopted SFAS No. 143 as of January 1, 2002:

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                    ------------------    ------------------
                                                 (IN THOUSANDS)
Net loss as reported ...........       $     3,298            $  (49,688)
Pro-forma net loss .............             6,585               (46,023)

DILUTED EARNINGS PER SHARE:
Net loss as reported ...........       $      0.04    $            (0.62)
Pro-forma net loss .............              0.08                 (0.58)

     The following represents our asset retirement obligations on a pro-forma basis as if we had adopted SFAS No. 143 as of December 31, 2002:

                           AS REPORTED     PRO-FORMA
                           -----------    -----------
                                 (IN MILLIONS)
Nuclear decommissioning    $     139.7    $     186.7
Lignite mine ..........           39.7            3.8
                           -----------    -----------
  Total ...............    $     179.4    $     190.5
                           ===========    ===========

    We have previously recognized removal costs as a component of depreciation expense. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The total cumulative effect recognized upon adoption of SFAS No. 143 was $99 million after-tax ($152 million pre-tax).

    In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance as it relates to lease accounting and the accounting provisions related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented is required to be reclassified. No such reclassification was required in the three months or nine months ended September 30, 2002.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no effect on our consolidated financial statements.

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

    In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. On October 9, 2003, the FASB deferred the application of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The FASB is currently considering several amendments to FIN 46, and we will analyze the impact, if any, these changes may have on our consolidated financial statements upon ultimate implementation of FIN 46. We do not expect the adoption of FIN 46 to have a material effect on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria which were effective on July 1, 2003 for new, acquired, or newly modified forward contracts. We engage in forward contracts for the sale of power. The majority of these forward contracts are entered into either through state mandated Texas Utility Commission auctions or auctions mandated by an agreement with Reliant Resources. All of our contracts resulting from these auctions specify the product types, the plant or group of plants from which the auctioned products are derived, the delivery location and specific delivery requirements, and pricing for each of the products. We have applied the criteria from current accounting literature, including SFAS No. 133 Implementation Issue No. C-15 - "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity", to both the state mandated and the contractually mandated auction contracts and believe they meet the definition of capacity contracts. Accordingly, we consider these contracts as normal sales contracts rather than as derivatives. We have evaluated our forward commodity contracts under the new requirements of SFAS No.
149. The adoption of SFAS No. 149 did not change previous accounting conclusions relating to forward power sales contracts entered into in connection with the state mandated or contractually mandated auctions and the adoption did not have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Beginning in 2002, we have contributed $2.9 million per year to trusts established to fund our share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $179 million as of September 30, 2003, of which approximately 39% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at September 30, 2003, the fair value of the fixed-rate debt securities would decrease by approximately $1 million. In addition, the risk of an economic loss is mitigated because CenterPoint Energy has agreed to indemnify us for any shortfall of the trust to cover decommissioning costs.

EQUITY MARKET VALUE RISK

     As discussed above under "-- Interest Rate Risk," we contribute to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of September 30, 2003. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at September 30, 2003, the resulting loss in fair value of these securities would be approximately $11 million. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

COMMODITY PRICE RISK

    Our gross margins are dependent upon the market price for power in the ERCOT market. Our gross margins are primarily derived from the sale of capacity entitlements associated with our large, solid fuel baseload generating units, including our Limestone and W.A. Parish facilities and our interest in the South Texas Project. The gross margins generated from payments associated with the capacity of these units are directly impacted by natural gas prices. Since the fuel costs for our baseload units are largely fixed under long-term contracts, they are generally not subject to significant daily and monthly fluctuations. However, the market price for power in the ERCOT market is directly affected by the price of natural gas. Because natural gas is the marginal fuel of facilities serving the ERCOT market during most hours, its price has a significant influence on the price of electric power. As a result, the price customers are willing to pay for entitlements to our solid fuel baseload capacity generally rises and falls with natural gas prices.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    We are, from time to time, a party to litigation arising in the normal course of our business, most of which involves contract disputes or claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation that we expect will have a material adverse effect on our financial condition, results of operations and cash flows. For a description of a number of lawsuits involving claims of asbestos exposure at properties owned by us, please read "Business -- Environmental Matters -- Asbestos" in Item 1 of our 2002 Form 10-K, which is incorporated herein by reference. For a description of a lawsuit involving one of our fuel suppliers, please read "Supplier Suits" in Note 4(a) to our Interim Financial Statements, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

                                  RISK FACTORS

PRINCIPAL RISK FACTORS AFFECTING OUR BUSINESS

         OUR REVENUES AND RESULTS OF OPERATIONS ARE IMPACTED BY MARKET RISKS THAT ARE BEYOND OUR CONTROL.

     We sell electric generation capacity, energy and ancillary services in the ERCOT market. The ERCOT market consists of the majority of the population centers in the State of Texas and represents approximately 85% of the demand for power in the state. Under the Texas electric restructuring law, we and other power generators in Texas are not subject to traditional cost-based regulation and, therefore, may sell electric generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. As a result, we are not guaranteed any rate of return on our capital investments through mandated rates, and our revenues and results of operations depend, in large part, upon prevailing market prices for electricity in the ERCOT market. Market prices for electricity, generation capacity, energy and ancillary services may fluctuate substantially. Our gross margins are primarily derived from the sale of capacity entitlements associated with our large, solid fuel baseload generating units, including our coal and lignite fueled generating stations and the South Texas Project nuclear facility. The gross margins generated from payments associated with the capacity of these units are directly impacted by natural gas prices. Since the fuel costs for our baseload units are largely fixed under long-term contracts, they are generally not subject to significant daily and monthly fluctuations. However, the market price for power in the ERCOT market is directly affected by the price of natural gas. Because natural gas is the marginal fuel for facilities serving the ERCOT market during most hours, its price has a significant influence on the price of electric power. As a result, the price customers are willing to pay for entitlements to our solid fuel-fired baseload capacity generally rises and falls with natural gas prices.

     Market prices in the ERCOT market may also fluctuate substantially due to other factors. Such fluctuations may occur over relatively short periods of time. Volatility in market prices may result from:

    o   oversupply or undersupply of generation capacity,

    o   power transmission or fuel transportation constraints or inefficiencies,

    o   weather conditions,

    o   seasonality,

    o availability and market prices for natural gas, crude oil and refined products, coal, enriched uranium and uranium fuels,

    o   changes in electricity usage,

    o additional supplies of electricity from existing competitors or new market entrants as a result of the development of new generation facilities or additional transmission capacity,

    o   illiquidity in the ERCOT market,

    o   availability of competitively priced alternative energy sources,

    o natural disasters, wars, embargoes, terrorist attacks and other catastrophic events, and

    o   federal and state energy and environmental regulation and legislation.

   THERE IS CURRENTLY A SURPLUS OF GENERATING CAPACITY IN THE ERCOT MARKET AND WE EXPECT THE MARKET FOR WHOLESALE POWER TO BE HIGHLY COMPETITIVE.

     The amount by which power generating capacity exceeds peak demand (reserve margin) in the ERCOT market has exceeded 20% since 2001, and the Texas Utility Commission and the ERCOT Independent System Operator (ISO) have forecasted the reserve margin for 2004 to continue to exceed 20%. The commencement of commercial operation of new power generation facilities in the ERCOT market has increased and will continue to increase the competitiveness of the wholesale power market, which could have a material adverse effect on our results of operations, financial condition, cash flows and the market value of our assets.

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

     We are subject to various risks associated with operating our power generation facilities, any of which could adversely affect our revenues, costs, results of operations, financial condition and cash flows. These risks include:

    o   operating performance below expected levels of output or efficiency,

    o   breakdown or failure of equipment or processes,

    o   disruptions in the transmission of electricity,

    o   shortages of equipment, material or labor,

    o   labor disputes,

    o   fuel supply interruptions,

    o limitations that may be imposed by regulatory requirements, including, among others, environmental standards,

    o   limitations imposed by the ERCOT ISO,

    o   violations of permit limitations,

    o   operator error, and

    o catastrophic events such as fires, hurricanes, explosions, floods, terrorist attacks or other similar occurrences.

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

   TO DATE, WE HAVE SOLD A SUBSTANTIAL PORTION OF OUR CAPACITY ENTITLEMENTS TO SUBSIDIARIES OF RELIANT RESOURCES. ACCORDINGLY, OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY AFFECTED IF RELIANT RESOURCES DECLINED TO PARTICIPATE IN OUR FUTURE AUCTIONS OR FAILED TO MAKE PAYMENTS WHEN DUE UNDER RELIANT RESOURCES' PURCHASED ENTITLEMENTS.

     Subsidiaries of Reliant Resources purchased entitlements to 63% of our available 2002 capacity and through September 2003 had purchased 71% of our available 2003 capacity. Reliant Resources made these purchases either through the exercise of its contractual rights to purchase 50% of the entitlements we auction in our contractually mandated auctions or through the submission of bids. In the event Reliant Resources declined to participate in our future auctions or failed to make payments when due, our results of operations, financial condition and cash flows could be adversely affected. As of September 30, 2003, Reliant Resources' securities ratings are below investment grade. We have been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

   WE MAY INCUR SUBSTANTIAL COSTS AND LIABILITIES AS A RESULT OF OUR OWNERSHIP OF NUCLEAR FACILITIES.

     We own a 30.8% interest in the South Texas Project, a nuclear powered generation facility. As a result, we are subject to risks associated with the ownership and operation of nuclear facilities. These risks include:

    o the liabilities associated with potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials,

    o limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations, and

    o uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

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

OTHER RISKS

   WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL IN THE AMOUNTS AND AT THE TIMES NEEDED TO FINANCE OUR BUSINESS.

     To date, our capital has been provided by internally generated cash flows and borrowings from the CenterPoint Energy money pool. At September 30, 2003, we had borrowings of $29 million from this money pool. As a result of our certification by the FERC as an "exempt wholesale generator" under the 1935 Act, we can no longer participate in this money pool. CenterPoint Energy has established a second money pool in which Texas Genco and certain other unregulated subsidiaries of CenterPoint Energy can participate. It is anticipated that we will meet our cash needs with a combination of funds from operations, borrowings from CenterPoint Energy and funds obtained through the new money pool. Except in an emergency situation (in which CenterPoint Energy could provide funding pursuant to applicable SEC rules), CenterPoint Energy would be required to obtain approval from the SEC to issue and sell securities for purposes of funding Texas Genco's operations or for CenterPoint Energy to guarantee a security of Texas Genco. There is no assurance that CenterPoint Energy will have sufficient funds to meet our cash needs.

     We can give no assurances that our current and future capital structure, operating performance, financial condition and cash flows will permit us to access the capital markets or to obtain other financing as needed to meet our working capital requirements and projected future capital expenditures on favorable terms. The amount of any debt issuance by us is expected to be affected by the market's perception of our creditworthiness, market conditions and factors affecting our industry. Our projected future capital expenditures are substantial. Our ability to secure third party credit lines or other debt financing may be adversely impacted by the factors described in this section, including the nature of our business, which may lead to volatility in our financial results and cash flows. CenterPoint Energy has agreed to lend funds to us from time to time upon our request until the earlier of the closing date on which Reliant Resources acquires our common stock from CenterPoint Energy pursuant to the Reliant Resources Option or upon the expiration of the Reliant Resources option. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Sources and Uses of Cash."

     In addition, our ability to raise capital is restricted under our agreements with CenterPoint Energy. These restrictions limit our ability to:

    o   issue additional equity securities;

    o   encumber our assets; or

    o incur indebtedness, except to satisfy requirements for operating and maintenance expenditures and other capital expenditures contemplated under our agreements with CenterPoint Energy, to meet our working capital needs, or to refinance indebtedness incurred for the foregoing purposes.

     We are an 81% owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition of CenterPoint Energy could affect our access to capital, our credit standing and our financial condition. On October 7, 2003, Moody's Investors Services, Inc. placed CenterPoint Energy's senior unsecured credit rating on review for downgrade, reflecting concerns that may lead to a downgrade. Similarly, if Reliant Resources were to exercise its option to acquire CenterPoint Energy's interest in us, the financial condition of Reliant Resources could affect our access to capital, our credit standing and our financial condition. At September 30, 2003, Reliant Resources' securities were rated below investment grade.

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

     We and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. Under the federal Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.5 billion as of September 30, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. We and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks. All potential losses or liabilities associated with the South Texas Project may not be insurable, and the amount of insurance may not be sufficient to cover them. In particular, our insurance policies are subject to certain limits and deductibles and do not include business interruption coverage.

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

RISKS RELATED TO OUR RELATIONSHIPS WITH CENTERPOINT ENERGY AND RELIANT RESOURCES

   WE WILL BE CONTROLLED BY CENTERPOINT ENERGY AS LONG AS IT OWNS A MAJORITY OF OUR COMMON STOCK, AND OUR MINORITY SHAREHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF SHAREHOLDER VOTING DURING THAT TIME. IF RELIANT RESOURCES EXERCISES ITS OPTION THAT IS EXERCISABLE IN JANUARY 2004 TO ACQUIRE OUR STOCK OWNED BY CENTERPOINT ENERGY, WE WILL LIKEWISE BE CONTROLLED BY RELIANT RESOURCES AND OUR MINORITY SHAREHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF A SHAREHOLDER VOTE.

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

     Effective December 31, 2000, Reliant Resources and Reliant Energy entered into a master separation agreement that now governs the rights and obligations of CenterPoint Energy and Reliant Resources in connection with the business separation plan of Reliant Energy adopted in response to the Texas electric restructuring law. Reliant Resources also has an option to purchase the shares of our stock owned by CenterPoint Energy that is exercisable in January 2004. We have agreed to comply with certain restrictions governing our operations as contemplated by the master separation agreement and option agreement. These restrictions limit our ability to:

    o   merge or consolidate with another entity;

    o   sell assets;

    o enter into long-term agreements and commitments for the purchase of fuel or the purchase or sale of power outside the ordinary course of business;

    o   engage in other businesses;

    o   construct or acquire new generation plants or capacity;

    o   engage in certain hedging transactions;

    o   encumber our assets;

    o   issue additional equity securities;

    o   pay special dividends; and

    o make certain loans, investments or advances to, or engage in certain transactions with, our affiliates.

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

                                                                                           SEC FILE
                                                                                              OR
EXHIBIT                                                                                   REGISTRATION      EXHIBIT
NUMBER                    DESCRIPTION              REPORT OR REGISTRATION STATEMENT          NUMBER        REFERENCE
-------     ----------------------------------     ----------------------------------     ------------     ---------
  3.1   --  Amended and Restated Articles of       Texas Genco Holdings, Inc.'s              1-31449           3.1
            Incorporation                          ("Texas Genco")  Form 10-K for the
                                                   year ended December 31, 2002

  3.2   --  Amended and Restated Bylaws            Texas Genco's Form 10-K for the           1-31449           3.2
                                                   year ended December 31, 2002

  4.1   --  Specimen Stock Certificate             Texas Genco's registration                1-31449           4.1
                                                   statement on Form 10

 10.1   --  Pledge Agreement, dated as of          CenterPoint Energy, Inc.'s Form           1-31447          10.9
            October 7, 2003, executed in           10-Q for the quarter ended
            connection with Credit Agreement,      September 30, 2003
            dated as of October 7, 2003,
            among CenterPoint Energy and the
            banks named therein

 10.2   --  CenterPoint Energy 1985 Deferred       CenterPoint Energy, Inc.'s                1-31447          10.1
            Compensation Plan, as amended and      Form 10-Q for the quarter
            restated effective January 1, 2003     ended September 30, 2003


 10.3   --  CenterPoint Energy Deferred            CenterPoint Energy, Inc.'s                1-31447          10.2
            Compensation Plan, as amended and      Form 10-Q for the quarter
            restated ended September 30, 2003
            effective January 1, 2003

 10.4   --  CenterPoint Energy Short Term          CenterPoint Energy, Inc.'s                1-31447          10.3
            Incentive Plan, as amended and         Form 10-Q for the quarter
            restated effective January 1, 2003     ended September 30, 2003

 10.5   --  CenterPoint Energy Executive           CenterPoint Energy, Inc.'s                1-31447          10.4
            Benefits Plan, as amended and          Form 10-Q for the quarter
            restated effective January 1, 2003     ended September 30, 2003


 10.6   --  CenterPoint Energy Executive Life      CenterPoint Energy, Inc.'s                1-31447          10.5
            Insurance Plan, as amended and         Form 10-Q for the quarter
            restated effective June 18, 2003       ended September 30, 2003


+10.7   --  Texas Genco Holdings, Inc.
            Performance Unit Plan effective as
            of January 1, 2003

+31.1   --  Section 302 Certification of
            David G. Tees

+31.2   --  Section 302 Certification of
            Gary L. Whitlock

+32.1   --  Section 906 Certification of
            David G. Tees

+32.2   --  Section 906 Certification of
            Gary L. Whitlock

                                                                                           SEC FILE
                                                                                              OR
EXHIBIT                                                                                   REGISTRATION      EXHIBIT
NUMBER                    DESCRIPTION              REPORT OR REGISTRATION STATEMENT          NUMBER        REFERENCE
-------     ----------------------------------     ----------------------------------     ------------     ---------
+99.1   --  Items incorporated by reference from
            the Texas Genco Form 10-K:
            "Business--Environmental
            Matters--Asbestos" in Item 1,
            "Market for Common Stock and
            Related Stockholder Matters" in
            Item 5, "Management's Discussion
            and Analysis of Financial Condition
            and Results of Operations --
            Certain Factors Affecting Future
            Earnings" in Item 7, and Notes 2(f),
            2(h), 6(a) and 8.

(b)  Reports on Form 8-K.

     On July 29, 2003, we filed a Current Report on Form 8-K dated July 29, 2003, in which we furnished information under Item 12 of that form relating to our second quarter 2003 earnings.

     On September 25, 2003, we filed a Current Report on Form 8-K dated September 25, 2003 announcing that we intend to mothball 2,990 MW of our gas-fired generation capacity.

     On October 21, 2003, we filed a Current Report on Form 8-K dated October 21, 2003 in which we furnished information under Item 12 of that form relating to our third quarter 2003 earnings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TEXAS GENCO HOLDINGS, INC.




                                  By: /s/ James S. Brian
                                      -----------------------------------------
                                          James S. Brian
                                          Senior Vice President and Chief
                                          Accounting Officer

Date:  November 12, 2003

                               INDEX TO EXHIBITS

                                                                                           SEC FILE
                                                                                              OR
EXHIBIT                                                                                   REGISTRATION      EXHIBIT
NUMBER                    DESCRIPTION              REPORT OR REGISTRATION STATEMENT          NUMBER        REFERENCE
-------     ----------------------------------     ----------------------------------     ------------     ---------
  3.1   --  Amended and Restated Articles of       Texas Genco Holdings, Inc.'s              1-31449           3.1
            Incorporation                          ("Texas Genco")  Form 10-K for the
                                                   year ended December 31, 2002

  3.2   --  Amended and Restated Bylaws            Texas Genco's Form 10-K for the           1-31449           3.2
                                                   year ended December 31, 2002

  4.1   --  Specimen Stock Certificate             Texas Genco's registration                1-31449           4.1
                                                   statement on Form 10

 10.1   --  Pledge Agreement, dated as of          CenterPoint Energy, Inc.'s Form           1-31447          10.9
            October 7, 2003, executed in           10-Q for the quarter ended
            connection with Credit Agreement,      September 30, 2003
            dated as of October 7, 2003,
            among CenterPoint Energy and the
            banks named therein

 10.2   --  CenterPoint Energy 1985 Deferred       CenterPoint Energy, Inc.'s                1-31447          10.1
            Compensation Plan, as amended and      Form 10-Q for the quarter
            restated effective January 1, 2003     ended September 30, 2003


 10.3   --  CenterPoint Energy Deferred            CenterPoint Energy, Inc.'s                1-31447          10.2
            Compensation Plan, as amended and      Form 10-Q for the quarter
            restated ended September 30, 2003
            effective January 1, 2003

 10.4   --  CenterPoint Energy Short Term          CenterPoint Energy, Inc.'s                1-31447          10.3
            Incentive Plan, as amended and         Form 10-Q for the quarter
            restated effective January 1, 2003     ended September 30, 2003

 10.5   --  CenterPoint Energy Executive           CenterPoint Energy, Inc.'s                1-31447          10.4
            Benefits Plan, as amended and          Form 10-Q for the quarter
            restated effective January 1, 2003     ended September 30, 2003


 10.6   --  CenterPoint Energy Executive Life      CenterPoint Energy, Inc.'s                1-31447          10.5
            Insurance Plan, as amended and         Form 10-Q for the quarter
            restated effective June 18, 2003       ended September 30, 2003


+10.7   --  Texas Genco Holdings, Inc.
            Performance Unit Plan effective as
            of January 1, 2003

+31.1   --  Section 302 Certification of
            David G. Tees

+31.2   --  Section 302 Certification of
            Gary L. Whitlock

+32.1   --  Section 906 Certification of
            David G. Tees

+32.2   --  Section 906 Certification of
            Gary L. Whitlock

                                                                                           SEC FILE
                                                                                              OR
EXHIBIT                                                                                   REGISTRATION      EXHIBIT
NUMBER                    DESCRIPTION              REPORT OR REGISTRATION STATEMENT          NUMBER        REFERENCE
-------     ----------------------------------     ----------------------------------     ------------     ---------
+99.1   --  Items incorporated by reference from
            the Texas Genco Form 10-K:
            "Business--Environmental
            Matters--Asbestos" in Item 1,
            "Market for Common Stock and
            Related Stockholder Matters" in
            Item 5, "Management's Discussion
            and Analysis of Financial Condition
            and Results of Operations --
            Certain Factors Affecting Future
            Earnings" in Item 7, and Notes 2(f),
            2(h), 6(a) and 8.