Form 10-K
period 2003-12-31
TEXAS GENCO HOLDINGS INC
filed 2004-03-15
CIK 1188303

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company was $353,182,653 as of June 30, 2003, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of February 29, 2004, the Company had 80,000,000 shares of Common Stock outstanding.

     Portions of the definitive proxy statement relating to the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2003, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................    1
Item 2.          Properties..................................................   26
Item 3.          Legal Proceedings...........................................   26
Item 4.          Submission of Matters to a Vote of Security Holders.........   26

                                      PART II
Item 5.          Market for Common Stock and Related Stockholder Matters.....   26
Item 6.          Selected Financial Data.....................................   28
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   29
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   40
Item 8.          Financial Statements and Supplementary Data of the
                 Company.....................................................   42
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   63
Item 9A.         Controls and Procedures.....................................   63

                                     PART III
Item 10.         Directors and Executive Officers............................   63
Item 11.         Executive Compensation......................................   63
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   63
Item 13.         Certain Relationships and Related Transactions..............   63
Item 14.         Principal Accountant Fees and Services......................   63

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.........................................................   64

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

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" beginning on page 18 in Item 1 of this report.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

                                  OUR BUSINESS

GENERAL

     We are a wholesale electric power generating company that owns 60 generating units at 11 electric power generation facilities located in Texas. We also own a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating station with two 1,250 megawatt (MW) nuclear generating units. As of December 31, 2003, the aggregate net generating capacity of our portfolio of assets was 14,153 MW, of which 2,988 MW of gas-fired capacity was mothballed. We sell electric generation capacity, energy and ancillary services within the Electric Reliability Council of Texas, Inc. (ERCOT) market. The ERCOT market consists of the majority of the population centers in the State of Texas and facilitates reliable grid operations for approximately 85% of the demand for power in the state.

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

     As a result of requirements under the Texas electric restructuring law and agreements with our parent company, CenterPoint Energy, Inc. (CenterPoint Energy), we were obligated to sell substantially all of our capacity and related ancillary services through 2003 pursuant to capacity auctions. In these auctions, we sell firm entitlements to capacity and ancillary services on a forward basis dispatched within specified operational constraints. In our capacity auctions held through February 2004, we sold entitlements to 85% and 24% of our available capacity for 2004 and 2005, respectively. For more information regarding our auctions, please read "Capacity Auctions and Opportunity Sales" below.

     Texas Genco Holdings, Inc. (Texas Genco) is an indirect majority owned subsidiary of CenterPoint Energy. Our portfolio of generation facilities was formerly owned by the unincorporated electric utility division of Reliant Energy, Incorporated (Reliant Energy), the predecessor of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy. Reliant Energy conveyed these facilities to us in accordance with a business separation plan adopted in response to the Texas electric restructuring law. For convenience, we describe our business in this report as if we had owned and operated our generation facilities prior to the date they were conveyed to us. On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of Texas Genco's common stock to CenterPoint Energy's common shareholders. CenterPoint Energy now indirectly owns approximately 81% of the outstanding shares of Texas Genco's common stock. For more information, please read "Background of the Distribution of Texas Genco Shares" below. CenterPoint Energy expects to monetize its 81% interest in Texas Genco in 2004, which could involve the sale of all or a portion of its equity interest in Texas Genco. Pursuant to its plan, CenterPoint Energy has engaged a financial advisor and has solicited indications of interest from a number of potential buyers.

     CenterPoint Energy is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act directs the Securities and Exchange Commission (SEC) to regulate, among other things, transactions among affiliates, sales or acquisitions of assets, issuances of securities, distributions and permitted lines of business. In October 2003, the Federal Energy Regulatory Commission (FERC) granted exempt wholesale generator status to Texas Genco, LP, our wholly owned subsidiary that owns and operates our electric generating plants. As a result, we are exempt from substantially all provisions of the 1935 Act as long as we remain an exempt wholesale generator.

     Texas Genco was incorporated in Texas in August 2001. Our executive offices are located at 1111 Louisiana, Houston, Texas 77002, and our telephone number is
(713) 207-1111. The generating assets of Texas Genco are owned and operated by Texas Genco, LP, its indirect wholly owned subsidiary. In this report, the terms "we," "us" or similar terms mean Texas Genco and its subsidiaries, unless the context indicates otherwise, while references to Texas Genco mean only the parent company.

     We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Additionally, we make available free of charge on our Internet website:

     - our Code of Ethics for our Chief Executive Officer and Senior Financial Officers;

     - our Ethics and Compliance Code;

     - our Corporate Governance Guidelines; and

     - the charters of our audit and compensation committees.

     Any shareholder who so requests may obtain a printed copy of any of these documents from us. Changes in or waivers of our Code of Ethics for our Chief Executive Officer and Senior Financial Officers and waivers of our Ethics and Compliance Code for directors or executive officers will be posted on our Internet website within five business days and maintained for at least twelve months or reported on Item 10 of our Forms 8-K. Our website address is www.txgenco.com.

                                THE ERCOT MARKET

     The ERCOT market consists of the State of Texas, other than a portion of the panhandle, a portion of the eastern part of the state bordering on Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 78,000 MW. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States.

     The ERCOT market operates under the reliability standards set by the North American Electric Reliability Council. The Public Utility Commission of Texas (Texas Utility Commission) has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state's main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike independent systems operators in other regions of the country, the ERCOT market is not a centrally dispatched power pool and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO also serves as agent for procuring ancillary services for those who elect not to provide their own ancillary services.

     The amount by which power generating capacity exceeded peak demand (reserve margin) in the ERCOT market has exceeded 30% since 2001, and the Texas Utility Commission and the ERCOT ISO have forecasted the reserve margin for 2004 to continue to exceed 30%. The commencement of commercial operation of new facilities in the ERCOT market will increase the competition within the wholesale power market, which could have a material adverse effect on our business, results of operations, financial condition and cash flows and the market value of our assets. The demand for power in the ERCOT market is seasonal, with higher demand occurring during the warmer months.

     Since January 1, 2002, any wholesale producer of electricity that qualifies as a "power generation company" under the Texas electric restructuring law and that can access the ERCOT electric grid is allowed to sell power in the ERCOT market at unregulated rates. Transmission capacity, which may be limited, is needed to effect power sales. In the ERCOT market, buyers and sellers enter into bilateral wholesale capacity, energy and ancillary services contracts or may participate in the centralized ancillary services market, which the ERCOT ISO administers. Also, companies whose power generation facilities were formerly part of integrated utilities, like us, are required to auction entitlements to 15% of their capacity. For additional information regarding these auctions, please read "Capacity Auctions and Opportunity Sales -- State-mandated Auctions" below. Wholesale buyers and sellers may also engage in spot market transactions in the ERCOT market.

     The transmission capacity available in the ERCOT market affects power sales. The power transfer from generators to meet demand across a transmission line is limited by the transfer capability of the line. Therefore, power sales or purchases from one location to another may be constrained by the power transfer capability between locations. A transmission path with significant power flow, the loss of which may cause system reliability problems, is identified as a commercially significant constraint. When scheduled power transfers across transmission facility elements exceed the transfer capability of such elements, the transmission facility is constrained and transmission congestion is declared by the ERCOT ISO. Transmission congestion is then resolved through the use of ancillary services and unit specific deployments to reduce the transfer across the constrained facility. With the addition of new loads, generators and transmission facilities and the re-rating of older facilities, the commercially significant constraints and transfer capabilities can change. Under current protocol, the commercially significant constraints and the transfer capabilities along these paths are reassessed every year. The single control area of the ERCOT market for 2004 is organized into five congestion zones. The reserve margins may vary by congestion zone. The ERCOT ISO has also instituted direct assignment of congestion cost to those parties causing the congestion. This has the potential to increase the power generator's exposure to the congestion costs associated with transferring power between zones. The Texas Utility Commission has initiated a rulemaking project that proposes to replace the existing zonal wholesale market design with a nodal market design that is based on locational marginal prices for power. One of the stated purposes of the proposed market restructuring is to reduce local (intra-zonal) transmission congestion costs. The market redesign project is expected to take effect in late 2006 at the earliest. We expect that implementation of any new market design will require modifications to our procedures and systems, and will have a potential impact on our staffing. We do not expect our competitive position in the ERCOT market will be adversely affected by the proposed market restructuring.

                    CAPACITY AUCTIONS AND OPPORTUNITY SALES

  STATE-MANDATED AUCTIONS

     As a power generation company that has been unbundled from an integrated electric utility, we are required by the Texas electric restructuring law to sell at auction firm entitlements to 15% of our installed generation capacity on a forward basis for varying terms of up to two years. We refer to the auctions held to satisfy this requirement as "state-mandated auctions." Our obligation to conduct state-mandated auctions will continue until January 1, 2007, unless before that date the Texas Utility Commission determines that loads equal to or exceeding 40% of the electric power consumed in 2000 before the onset of retail competition in Texas by residential and small commercial customers in CenterPoint Houston's service area are being served by retail electric providers not affiliated or formerly affiliated with CenterPoint Energy. Reliant Resources, Inc. (Reliant Resources) is deemed to be an affiliate of CenterPoint Energy for purposes of this test. Reliant Resources is currently not permitted under the Texas electric restructuring law to purchase capacity sold by us in the state-mandated auctions.

     The capacity entitlements we are required to offer in the state-mandated auctions are determined by rules adopted by the Texas Utility Commission. Under these rules, we are required to sell entitlements to 15% of our installed generation capacity in blocks of 25 MW each. Texas Utility Commission rules require 50% of the 25 MW blocks we sell in these auctions to consist of one-month allocations, or "strips," 30% to consist of one-year strips, and 20% to consist of two-year strips. Purchasers of our capacity entitlements offered in the state-mandated auctions may resell them to third parties, other than Reliant Resources. We only auction entitlements to capacity dispatched within specified operational constraints to specific zonal delivery points and the entitlements do not convey any right to have power dispatched from a specific generating unit. This enables us to dispatch our commitments in the most cost-effective manner available. This also exposes us to the potential risk that in the event one of our low-cost base-load facilities is shut down, we may be required to satisfy our commitments with the output of higher cost facilities or with replacement power purchased from third parties in the open market. Additionally, like other power generating companies within ERCOT, we are required to purchase power from certain qualifying facilities under the Public Utility Regulatory Policies Act of 1978 at avoided cost.

     The types of capacity entitlements we offer in our state-mandated auctions include:

     - base-load entitlements, representing our solid fuel, nuclear powered and certain gas-fired generation capacity, that provide energy at a relatively low fixed price and include limited ancillary service capabilities;

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

  CONTRACTUALLY-MANDATED AUCTIONS

     Through 2003, we were contractually obligated under an agreement with Reliant Resources to auction entitlements to substantially all of our capacity (less operating reserves) available after our state-mandated auctions. We were permitted to reduce the amount of capacity sold in the contractually-mandated auctions by the amount of operating reserves required to back up our obligations under our capacity auctions. We typically reserve 1,250 MW of our capacity, including 750 MW of base-load capacity, as operating reserves, which can be sold as interruptible power on a system-contingent basis.

     Through 2003, Reliant Resources had the contractual right, but not the obligation, to purchase 50% (but not less than 50%) of each type of capacity entitlement we auctioned in the contractually-mandated auctions at the prices established in the auctions. Upon determination of the prices for the capacity entitlements, Reliant Resources was obligated to purchase the capacity it elected to reserve from the auction process at the prices set during the auction for that entitlement. In addition to its reservation of capacity, and whether or not it had reserved capacity in the auction, Reliant Resources was entitled to bid for entitlements in each contractually-mandated auction.

     Since Reliant Resources chose not to exercise its option to purchase the shares of Texas Genco's common stock owned by CenterPoint Energy in January 2004, we are no longer obligated to conduct any capacity auctions, other than as required by the Texas Utility Commission's rules. We may continue to sell our capacity in a manner similar to such contractually-mandated auctions as well as seek sales under bilateral contracts for a portion of our capacity in the future. As described below under "-- Auction Results," we have made significant forward sales of our 2004 and 2005 capacity pursuant to our auctions.

  AUCTION PRICING METHODOLOGY

     Revenues derived from our capacity auctions come from two sources: capacity payments and energy payments. Capacity payments are based on the final clearing prices, in dollars per kilowatt-month, determined during the auctions. We bill and collect for these capacity payments on a monthly basis just prior to the month of the entitlement. Energy payments consist of a variety of charges related to the fuel and ancillary services scheduled through our auctioned capacity entitlements. Energy payments for base-load products are tied to fixed prices specified in the auction products while energy payments for gas-based products are recovered through heat rates specified for gas auction products times an index based on the Houston Ship Channel Gas price. Additional charges, referred to as "adders," are included in the energy payments to cover additional costs we incur when we are required to operate our facilities at less efficient operating ranges. We bill for these energy payments on a monthly basis in arrears.

  AUCTION RESULTS

     We sold 91% of our available capacity for 2003 through state-mandated auctions and contractually-mandated auctions. In our capacity auctions held through February 2004, we have sold 85% and 24% of our available capacity for 2004 and 2005, respectively. As a result, we have contracted for approximately $1 billion of total revenue with respect to our 2004 capacity and approximately $533 million of total revenue with respect to our 2005 capacity. Our available capacity equals our total net generating capacity less capacity withheld as operating reserves and capacity that is subject to planned outages. Of the 2,988 MW of capacity that we have "mothballed", 2,062 MW were included in our available capacity only for the months of May through September 2003. Reliant Resources purchased 78% of our sold 2003 capacity and, through February 2004, had purchased 79% and 68% of our sold 2004 and 2005 capacity, respectively. We will hold additional auctions to sell our remaining available capacity for 2004 as well as capacity for subsequent years.

     In 2003, the market-based prices established in our capacity auctions continued to strengthen. Higher gas prices throughout 2003 positively influenced the prices established in our recent capacity auctions. Generally, higher gas prices increase the capacity prices for our base-load entitlements since natural gas is the marginal fuel for facilities serving the ERCOT market during most hours.

  OPPORTUNITY SALES

     In addition to our capacity auctions, from time to time we sell energy on a short-term basis from the generating capacity we use as operating reserves. Any significant unforeseen outage at our base-load or other facilities could adversely impact revenues generated by these sales. We seek to maximize our opportunity sales by seeking to optimize the dispatching of the various facilities in our generating portfolio. For example, we can meet the gas-fired auction products (intermediate, cyclic and peaking) with generation from our lower cost base-load operating reserves when they are available, since entitlements to our auction products convey no right to specific units. Thus, the availability of our base-load capacity has a significant impact on the level of these opportunity sales through the course of the year.

                            OUR GENERATION PORTFOLIO

  OVERVIEW

     We own 60 generating units at 11 electric power generation facilities located in Texas. We also own a 30.8% interest in the South Texas Project, a nuclear generating plant consisting of two 1,250 MW generating units. As of December 31, 2003, the aggregate net generating capacity of our combined portfolio of generation assets was 14,153 MW, which represents over 18% of the total net generating capacity serving the ERCOT market.

         SUMMARY OF OUR GENERATION FACILITIES (AS OF DECEMBER 31, 2003)

                               NET
                            GENERATING   NUMBER
                             CAPACITY      OF
GENERATION FACILITIES       (IN MW)(1)   UNITS                 DISPATCH TYPE                  FUEL
---------------------       ----------   ------   ----------------------------------------  --------
W. A. Parish..............     3,653        9     Base-load, Intermediate, Cyclic, Peaking  Coal/Gas
Limestone.................     1,602        2     Base-load                                 Lignite
South Texas Project.......       770(2)     2     Base-load                                 Nuclear
Cedar Bayou...............     2,258        3     Intermediate                              Gas/Oil
P. H. Robinson............     2,211(3)     4     Intermediate                              Gas
San Jacinto...............       162        2     Intermediate                              Gas
T. H. Wharton.............     1,254(4)    18     Intermediate, Cyclic, Peaking             Gas/Oil
S. R. Bertron.............       844        6     Cyclic, Peaking                           Gas/Oil
Greens Bayou..............       760        7     Cyclic, Peaking                           Gas/Oil
Webster...................       387(4)     2     Cyclic, Peaking                           Gas
Deepwater.................       174(4)     1     Cyclic                                    Gas
H. O. Clarke..............        78        6     Peaking                                   Gas
                              ------       --
  Total...................    14,153       62
                              ======       ==

---------------

(1) Net generating capacity equals gross maximum summer generating capability less the electric energy consumed at the facility.

(2) Represents our 30.8% interest in the South Texas Project.

(3) All four units at P.H. Robinson are expected to be mothballed through April 2005.

(4) Webster Unit 3 (374 MW), T.H. Wharton Unit 2 (229 MW) and Deepwater Unit 7 (174 MW) are expected to be mothballed through at least April 2004.

  MOTHBALLED FACILITIES

     As of December 31, 2003, approximately 2,988 MW of our gas-fired generation capacity was mothballed. We expect that 777 MW of this amount will remain mothballed through April 2004 and the other 2,211 MW will remain mothballed through April 2005. The decision to mothball these units was based on the lack of demand for these types of units in our July and September 2003 capacity auctions combined with high forecasted reserve margins in the ERCOT market.

  BASE-LOAD AND INTERMEDIATE FACILITIES

     W.A. Parish. Our W.A. Parish facility is the largest coal and gas-fired power facility in the United States based on total MW of net generating capacity. The facility consists of a coal-fired plant and a gas-fired plant each located near Thompsons, Texas. The coal-fired plant includes four steam generating units for base-load service with an aggregate net generating capacity of 2,462 MW. Two of these units are 646 MW steam units that were placed in commercial service in December 1977 and December 1978, respectively. The other two units are 560 MW and 610 MW steam units that were placed in commercial service in June 1980 and December 1982, respectively.

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

     Limestone. Our Limestone facility is a lignite-fired base-load facility located approximately 120 miles northwest of Houston. This plant includes two steam generating units with an aggregate net generating capacity of 1,602 MW. The first unit is an 836 MW steam unit that was placed in commercial service in December 1985. The second unit is a 766 MW steam unit that was placed in commercial operation in December 1986.

     Cedar Bayou. Our Cedar Bayou facility is a gas and oil-fired intermediate facility located east of Baytown, Texas. This plant includes three generating units with an aggregate net generating capacity of 2,258 MW. The units are 750 MW, 748 MW and 760 MW steam units that were placed in service in December 1970, March 1972 and December 1974, respectively.

     P.H. Robinson. Our P.H. Robinson facility is a gas-fired intermediate facility located east of San Leon, Texas. This plant consists of four steam generating units with an aggregate net generating capacity of 2,211 MW. Two of the units are 461 MW units that were placed in service in June 1966 and April 1967, respectively. The third unit is a 552 MW unit that was placed in service in December 1968. The fourth unit is a 737 MW unit that was placed in service in December 1973. This plant is in mothball status through April 2005.

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

  CYCLIC AND PEAKING FACILITIES

     T.H. Wharton. Our T. H. Wharton facility is a gas and oil-fired intermediate, cyclic and peaking facility located in Houston. This plant consists of 18 steam and gas turbine units with an aggregate net generating capacity of 1,254 MW. This facility includes a 229 MW steam unit for cyclic service that was placed in commercial operation in June 1960 and a 13 MW small gas turbine unit for peaking service that was placed in commercial operation in July 1967. In addition, six 57 MW gas turbines were placed in service at this facility in July 1972. An additional two 57 MW gas turbines and two 104 MW steam turbines were installed in August 1974 and were combined with the six gas turbines already in service to develop two combined cycle units for intermediate service. An additional six 58 MW gas turbines for peaking service were placed in service in November 1975. The 229 MW steam unit is in mothball status through April 2004.

     S.R. Bertron. Our S.R. Bertron facility is a gas and oil-fired cyclic and peaking facility located in Deer Park, Texas. This plant consists of four steam electric generating units, one auxiliary boiler for cyclic operations, and two gas turbine generators with an aggregate net generating capacity of 844 MW. The first two units at this plant are 174 MW steam units for cyclic service that commenced commercial operation in April 1956 and March 1958, respectively. Both of these units underwent cyclic conversion and life extension in 1989 and 1990. The third and fourth units at this plant are 230 MW steam units that commenced commercial operation in April 1959 and March 1960, respectively. Both of these units are capable of swinging from an overnight minimum of 40 MW to their rated maximum capacity during peak load hours. This facility also has a 23 MW gas turbine generator and a 13 MW gas turbine generator. Both of these units provide peaking service and commenced commercial operation in July 1967.

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

     Webster. Our Webster facility is a gas-fired cyclic and peaking facility located southeast of Houston between the towns of Webster and League City. This plant has two units with an aggregate net generating capacity of 387 MW. One of these units is a 374 MW steam unit for cyclic service that was placed in service in May 1965 and the other is a 13 MW gas turbine for peaking service that was placed in commercial operation in July 1967. The 374 MW steam unit is in mothball status through April 2004.

     Deepwater. Our Deepwater facility is a gas-fired cyclic facility located in southeastern Harris County, Texas. This facility consists of a 174 MW steam unit that commenced commercial operation in 1955 and underwent a life extension and conversion for cyclic operation in 1992. This unit is in mothball status through April 2004.

     H.O. Clarke. Our H.O. Clarke facility is a gas-fired peaking facility located in Houston that began operation in 1943. This plant currently consists of six simple-cycle air-cooled gas turbine generating units with an aggregate net generating capacity of 78 MW that were placed in service in June 1968.

  SOUTH TEXAS PROJECT

     General. The South Texas Project is one of the largest nuclear powered generating facilities in the United States based on total MW of net generating capacity. This facility is located near Bay City, Texas and consists of two 1,250 MW generating units, the first of which commenced operation in August 1988 and the second in June 1989. We own a 30.8% interest in the South Texas Project and bear a corresponding 30.8% share of the capital and operating costs associated with the project. The South Texas Project is owned as a tenancy in common among us and three other co-owners. Each co-owner retains its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. We and the other three co-owners organized STP Nuclear Operating Company (STPNOC) to operate and maintain the South Texas Project. STPNOC is managed by a board of directors composed of one director appointed by each of the co-owners, along with the chief executive officer of STPNOC.

     The two South Texas Project generating units operate under licenses granted by the Nuclear Regulatory Commission (NRC) that expire in 2027 and 2028. These licenses could potentially be extended for additional twenty-year terms if the project satisfies NRC requirements.

     Right of First Refusal. In early March 2004, one of the other co-owners of the South Texas Project announced it had entered into an agreement to sell its 25.2% ownership interest for approximately $332.6 million, subject to certain closing adjustments. As a result, under the terms of the ownership arrangements for the South Texas Project, we have the right of first refusal to purchase our proportionate share of the interest being sold on the same terms as the third party purchaser, but we must give notice of our election within ninety days.

     Decommissioning Trusts. CenterPoint Houston has been authorized to collect $2.9 million per year from customers using its transmission and distribution services and is obligated to deposit the amount collected into external trusts created to fund our 30.8% share of the decommissioning costs for the South Texas Project. As of December 31, 2003, the fair market value of the investments in the external trusts established to fund our 30.8% interest was $189 million.

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

     The owners of the South Texas Project must provide a report on the status of decommissioning funding to the NRC every two years. The report compares external trust funding levels to minimum decommissioning amounts calculated in accordance with NRC requirements. We first determine our decommissioning cost estimate by escalating the NRC's estimated decommissioning cost of $105 million per unit, expressed in 1986 dollars, for the effects of inflation between 1986 and the recent year-end and then multiplying by 30.8% to reflect our share of each unit of the South Texas Project. We then use this estimate to determine the minimum required level of funding as of the most recent year-end. The calculation of the NRC minimum funding level reflects that funding of the external trusts occurs over the operating lives of the generating units. Therefore, the minimum funding level is generally less than the estimated decommissioning cost. The last report was submitted to the NRC in March 2003 and showed that, as of December 31, 2002, the aggregate NRC minimum funding level was $70.2 million. While the trusts' funding levels have historically exceeded minimum NRC funding requirements, we cannot assure you that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. These costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment.

     The investment of the funds in the external trusts is managed in accordance with applicable laws and regulations and by a committee composed of our representatives and representatives of CenterPoint Energy. Pursuant to the terms of an agreement between Reliant Energy and Reliant Resources and the applicable NRC regulations, the responsibility for the decommissioning trusts transferred to us at the time of Reliant Energy's corporate restructuring. In the event that funds from the trusts are inadequate to decommission the facilities, CenterPoint Houston will be required to collect through rates or other authorized charges all additional amounts required to fund our obligations relating to the decommissioning of the South Texas Project. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trusts, the excess will be refunded to the rate payers of CenterPoint Houston or its successor.

  TECHNICAL SERVICES AND SUPPORT FACILITIES

     We have a central support facility that we use to support our generation facilities that we refer to as our "EDC facility." This facility includes office space, a maintenance shop, a chemical lab, a warehouse facility and a fleet maintenance garage. Reliant Resources leases a portion of this facility from us.

     Under a technical services agreement, Reliant Resources is obligated to provide engineering and technical support services and certain environmental, safety and industrial health services to support the operation and maintenance of our facilities. We have notified Reliant Resources that its obligation to provide these support services will be terminated effective May 31, 2004. Under the agreement, Reliant Resources is also obligated to provide systems, technical, programming and consulting support services and hardware maintenance, excluding plant-specific hardware, necessary to provide generation system planning, dispatch, and settlement and communication with the ERCOT ISO. A project is currently underway to identify manpower requirements, evaluate systems alternatives, define costs and develop time lines for replacement of those services considered necessary under the current overall technical services agreement with Reliant Resources. We paid Reliant Resources approximately $28.4 million for providing these services during 2003. The technical services agreement will terminate upon the sale of CenterPoint Energy's interest in Texas Genco.

                                 FUEL SUPPLIES

     We rely primarily on natural gas, coal, lignite and uranium to fuel our generation facilities. The fuel mix of our generating portfolio, based on actual fuel usage during 2003, was approximately 52% coal and lignite, 21% natural gas, and 27% nuclear for the year 2003. As of December 31, 2003, the fuel mix of our generating portfolio based on the capacity of our facilities including mothballed capacity was approximately 66% natural gas, 29% coal and lignite and 5% nuclear. Based on our current assumptions regarding the cost and availability of fuel, plant operation schedules, load growth, load management and the impact of environmental regulations, we do not expect the mix of fuel used by our generating portfolio will vary materially during 2004 from 2003. We substantially collect the underlying cost of fuel through energy payments. As a result of new air emissions standards imposed by federal and state law, we anticipate having additional costs for certain environmental equipment in 2004 and subsequent years.

 NATURAL GAS

     We have long-term natural gas supply contracts with several suppliers. Substantially all of our long-term contracts contain pricing provisions based on fluctuating spot market prices. In 2003, we purchased approximately 50% of our natural gas requirements under these long-term contracts. We purchased the remaining 50% of our natural gas requirements in 2003 on the spot market. Based on current market conditions, we believe we will be able to replace the supplies of natural gas covered under our long-term contracts when they expire with gas purchased on the spot market or under new long-term or short-term contracts. Our natural gas consumption and cost information for 2003 was as follows:

2003 average daily consumption..............................   311 Bbtu(1)
2003 peak daily consumption.................................   942 Bbtu
2003 average cost of natural gas............................   $5.59 per MMBtu(2)

---------------

(1) Billion British thermal units, or "Bbtu."

(2) Compared to $3.32 per million British thermal units, or "MMBtu," in 2002 and $4.28 per MMBtu in 2001.

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

 COAL AND LIGNITE

     In 2003, we purchased approximately 80% of the fuel requirements for our four coal-fired generating units at our W.A. Parish facility under two fixed-quantity long-term supply contracts scheduled to expire in 2010 and 2011. The price for coal under the first contract was tied to spot market prices in 2003. The price for coal under the second contract was at a level approximately three times greater than the spot market prices for coal as of December 31, 2003. The second contract does not contemplate future prices being tied to spot market prices. The terms of this contract result from the market conditions in effect during the 1970's when the contract was entered into, including shortages of natural gas supplies, increased demand for low sulfur coal as a result of new environmental regulations and uncertainty regarding the future availability of long-term sources of coal supply. We purchase our remaining coal requirements for our W.A. Parish facility under short-term contracts. We have long-term rail transportation contracts with Burlington Northern Santa Fe Railroad and the Union Pacific Railroad Company to transport coal to our W.A. Parish facility. Despite the higher coal prices under these long-term contracts, our fuel costs associated with producing energy from our coal-fired facilities are, based on recent natural gas prices, significantly lower than the fuel costs associated with producing energy from our gas-fired facilities.

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

     We used a blend of lignite and Wyoming coal to fuel our Limestone facility in 2003 as a component of our oxides of nitrogen (NOx) control strategy. A fuel unloading and handling system was installed at the Limestone facility to accommodate the delivery of Wyoming coal. We expect that we will obtain Wyoming coal through spot and long-term market priced contracts. Our Limestone facility is connected with the Burlington Northern Santa Fe Railroad.

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

 FUEL PIPELINE

     We own a 90-mile fuel pipeline that can transport either fuel oil or natural gas (86 miles oil or gas and 4 miles gas only). As part of our system, we own over six million barrels of oil storage capacity that can supply fuel oil to our Cedar Bayou, Greens Bayou, S.R. Bertron and T.H. Wharton plants. For natural gas supply, our pipeline is connected to six of our generation facilities and is interconnected with several of our suppliers. Our pipeline provides us with added flexibility in managing the fuel supply requirements of our generation facilities.

 JOINT OPERATING AGREEMENT WITH CITY OF SAN ANTONIO

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

                                  COMPETITION

     The ERCOT market is highly competitive. We have approximately 80 competitors that include generation companies affiliated with Texas-based utilities, independent power producers, municipal or co-operative generators and wholesale power marketers. These competitors compete with each other and us by buying and selling wholesale power in the ERCOT market, entering into bilateral contracts and/or selling to aggregated retail customers.

     As of December 31, 2003, our facilities provided over 18% of the aggregate net generating capacity serving the ERCOT market. Our competition is based primarily on price but we also may compete based on product flexibility. A number of our competitors are building efficient, combined cycle power plants that are generally not able to provide the operational flexibility, ancillary services and fuel risk mitigation that our large diversified portfolio of generating facilities can provide. In addition, we believe that there may be significant excess generating capacity constructed in the ERCOT market over the next several years. This overbuilding could result in lower prices for wholesale power in the ERCOT market. For more information regarding this trend and other competitive factors in the ERCOT market, please read "The ERCOT Market" above and "Risk Factors -- Market Risks" below.

                                   CUSTOMERS

     Since January 1, 2002, we have sold power to wholesale purchasers, including retail electric providers, at unregulated rates through our capacity auctions. In addition to retail electric providers, our customers in the ERCOT market include municipal utilities, electric co-operatives, power trading organizations and other power generating companies. We are also a significant provider to the ancillary services market operated by the ERCOT ISO. Sales to subsidiaries of Reliant Resources represented approximately 71% of our total revenues in 2003. We have been granted a security interest in accounts receivable and/or securitization notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

                                   INSURANCE

  GENERAL

     We carry insurance coverage consistent with companies engaged in similar commercial operations with similar properties. Our insurance coverage includes:

     - general liability insurance, covering liabilities to third parties for bodily injury and property damage resulting from our operations;

     - automobile liability insurance, for all owned, non-owned and hired vehicles, covering liabilities to third parties for bodily injury and property damage; and

     - property insurance, subject to replacement cost of insured real and personal property, including coverage for boiler and machinery breakdowns, earthquake and flood damage, subject to certain sublimits.

     We also maintain substantial excess liability insurance coverage above the established primary limits for general liability and automobile liability insurance. Limits and deductibles are comparable to those carried by other electric generation companies of similar size. However, our insurance policies are subject to certain limits and deductibles and do not include business interruption coverage. Adequate insurance coverage in the future may be more expensive or may not be available in the future on commercially reasonable terms. Also, the insurance proceeds received for any loss of or any damage to any of our generation facilities may not be sufficient to restore the loss or damage without negative impact on our financial condition, results of operations and cash flows.

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

     Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.6 billion as of December 31, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. We and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year. In addition, the security procedures at this facility have been enhanced to provide additional protection against terrorist attacks.

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

              BACKGROUND OF THE DISTRIBUTION OF TEXAS GENCO SHARES

     Under the Texas electric restructuring law, transmission and distribution utilities whose generation assets were "unbundled" pursuant to the law, including CenterPoint Houston, are entitled to recover their "stranded costs" associated with those assets. The Texas electric restructuring law defines stranded costs as the positive excess of the regulatory net book value of the utility's unbundled generation assets over the market value of those assets, after taking specified factors into account. The law allows alternate methods for establishing a market value for generation assets, including outright sale, full or partial stock market valuation and asset exchanges. Under Reliant Energy's business separation plan, Reliant Energy proposed that the fair market value of our generating assets would be determined using the partial stock market valuation method. CenterPoint Energy distributed 19% of Texas Genco's outstanding shares of common stock to its shareholders in order to establish a public market value for our shares that will be used in 2004 to calculate how much CenterPoint Houston will be able to recover as stranded costs and to comply with CenterPoint Energy's contractual obligations to Reliant Resources.

     Beginning in January 2004, on a schedule established by the Texas Utility Commission, investor-owned utilities in Texas may file to commence true-up proceedings. CenterPoint Houston will make the filing to initiate its final true-up proceeding on March 31, 2004. One of the purposes of the true-up proceeding for CenterPoint Energy will be to quantify the amount of stranded costs associated with our generation assets. In the proceeding, the regulatory net book value of our generating assets will be compared to the market value based on the partial stock valuation method. The resulting difference, if positive, is stranded cost that will be recoverable by CenterPoint Houston either through a transition charge, which is a non-bypassable charge, or through a securitization of such cost. Texas Genco is not entitled to receive any payment or other benefits in connection with CenterPoint Houston's true-up proceeding. In the true-up proceeding, the market value of our assets will be based on the average daily closing price of Texas Genco's common stock on The New York Stock Exchange for the 30 consecutive trading days chosen by the Texas Utility Commission out of the last 120 days immediately preceding the true-up filing, plus a control premium, up to a maximum of 10%, to the extent included in the valuation determination made by the Texas Utility Commission.

                                   REGULATION

     We are subject to regulation by various federal, state and local governmental agencies, including the regulations described below and under "The ERCOT Market," "Capacity Auctions and Opportunity Sales -- State-mandated Auctions" and "Environmental Matters -- Regulation" below.

FEDERAL ENERGY REGULATORY COMMISSION

     In October 2003, the FERC granted exempt wholesale generator status to Texas Genco, LP, our wholly owned subsidiary that owns and operates our electric generating plants. As a result, we are exempt from substantially all provisions of the 1935 Act as long as we remain an exempt wholesale generator.

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

     We and the other owners of the South Texas Project are required by NRC regulations to estimate from time to time the amounts required to decommission that nuclear generating facility and are required to maintain funds to satisfy that obligation when the plant ultimately is decommissioned. CenterPoint Houston currently collects through its electric rates amounts calculated to provide sufficient funds at the time of decommissioning to discharge these obligations. Funds collected are deposited into nuclear decommissioning trusts. The beneficial ownership of the decommissioning trusts is held by us, as a licensee of the facility. While current funding levels exceed NRC minimum requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and waste burial. In the event that funds from the trusts are inadequate to decommission the facilities, CenterPoint Houston will be required to collect through rates or other authorized charges additional amounts required to fund our obligations relating to the decommissioning of the South Texas Project. For additional information regarding the decommissioning trust, please read "Our Generation Portfolio -- South Texas Project -- Decommissioning Trusts" above.

                             ENVIRONMENTAL MATTERS

REGULATION

     We are subject to a number of federal, state and local laws and regulations relating to the protection of the environment and the safety and health of company personnel and the public. These requirements relate to a broad range of our activities, including:

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

AIR EMISSIONS

     As part of the 1990 amendments to the Federal Clean Air Act, requirements and schedules for compliance were developed for attainment of health-based standards. In furtherance of the Act's requirements, standards for NOx emissions, a product of the combustion process associated with power generation, have been finalized by the Texas Commission on Environmental Quality ("TCEQ"). These TCEQ standards, as well as provisions of the Texas electric restructuring law, require substantial reductions in NOx emissions from electric generating units. We are currently installing cost-effective controls at our generating plants to comply with these requirements. As of December 31, 2003, we have invested $664 million for NOx emissions controls and are planning to make additional expenditures of $131 million through 2007. Further revisions to these NOx standards may result from the TCEQ's future rules, expected by 2007, implementing more stringent federal eight-hour ozone standards.

     In 1998, the United States became a signatory to the United Nations Framework Convention on Climate Change (Kyoto Protocol). The Kyoto Protocol calls for developed nations to reduce their emissions of greenhouse gases. Carbon dioxide, which is a major byproduct of the combustion of fossil fuel, is considered to be a greenhouse gas. In 2002, President Bush withdrew the United States' support for the Kyoto Protocol while endorsing voluntary greenhouse gas reduction measures. Congress has also explored a number of other alternatives for regulating domestic greenhouse gas emissions. If the country re-enters and the United States Senate ultimately ratifies the Kyoto Protocol and/or if the United States Congress adopts other measures for the control of greenhouse gases, any resulting limitations on power plant carbon dioxide emissions could have a material adverse impact on all fossil fuel-fired electric generating facilities, including those belonging to us.

     In July 2002, the White House sent to the United States Congress a Bill proposing the Clear Skies Act, which is designed to achieve long-term reductions of multiple pollutants produced from fossil fuel-fired power plants. If enacted, the Clear Skies Act would target reductions averaging 70% for sulfur dioxide (SO(2)), NOx and mercury emissions and would create a gradually imposed market-based compliance program that would come into effect initially in 2008 with full compliance required by 2018. Fossil fuel-fired power plants owned by companies such as us would be affected by the adoption of this program, or other legislation currently pending in Congress addressing similar issues. To comply with such programs, we and other regulated entities could pursue a variety of strategies, including the installation of pollution controls, purchase of emission allowances, or the curtailment of operations. To date, Congress has not enacted the Clear Skies Act.

     In response to Congressional inaction on the proposed Clear Skies Act, the Environmental Protection Agency (EPA) in December 2003 proposed the Interstate Air Quality Rule, which would require reductions in NOx and SO(2) similar to those found in the Clear Skies Act. However, in contrast to the Clear Skies Act, the Interstate Air Quality Rule affects emissions in 29 states in the eastern U.S., including Texas. As with the Clear Skies Act, emissions are reduced in two phases, and the reduction targets are similar, but are effective in 2010 and 2015 for both NOx and SO(2). EPA has announced an intent to finalize these rules in late 2004 or early 2005.

     In December 2003, EPA proposed two alternatives for regulating emissions of mercury from coal-fired power plants in the U.S. A final rulemaking is scheduled to be adopted in December 2004. Under the first option, the EPA would set Maximum Achievable Control Technology (MACT) standards under Section 112 of the Clean Air Act, which would require mercury reductions on a facility-by-facility basis regardless of cost. The MACT standard requires reductions to be achieved by 2008, although it is possible that this compliance date will be delayed. The second option would regulate coal-fired power plants under Section 111 of the Clean

Air Act. Under this option, similar mercury reductions would be achieved on a national scale through a cap-and-trade program, allowing reductions to be made at the most economical locations, and not requiring reductions on a facility-by-facility basis. The MACT standard would require a reduction of about 30% from coal-fired facilities, which will require the installation of control equipment. The cap-and-trade rule would require deeper reductions, but may be more economical because it allows trading of emissions among facilities. The mercury cap-and-trade rule would be accomplished in two phases, in 2010 and 2015, with reduction levels set at approximately 50% and 70%, respectively. The cost of complying with the final rules is not yet known but is likely to be material.

     In addition to mercury control from coal-fired boilers, the MACT rule, if adopted, would require the control of nickel emissions from oil-fired facilities. At this point, the impact of this proposal is uncertain, but is not expected to significantly affect our operations.

     The EPA has also issued MACT standards for sources other than boilers used for power generation. The MACT rule for combustion turbines was issued in August 2003 and there is no impact on our existing facilities. The MACT rulemaking for engines and industrial boilers was issued in February 2004. These rules are not expected to have a significant impact on Texas Genco's operations.

WATER

     On February 16, 2004, the EPA signed final rules under Section 316(b) of the Clean Water Act relating to the design and operation of existing cooling water intake structures. The requirements to achieve compliance with this rule are subject to various factors, including the results of anticipated litigation, but we currently do not expect any capital expenditures required for compliance to be material.

     The EPA and State of Texas periodically modify water quality standards and, where necessary, initiate total maximum daily load allocations for water bodies not meeting those standards. Such actions could cause our facilities to incur significant costs to comply with revised discharge permit limitations.

NUCLEAR WASTE

     Under the U.S. Nuclear Waste Policy Act of 1982, the federal government was to create a federal repository for spent nuclear fuel produced by nuclear plants like the South Texas Project. Also pursuant to that legislation a special assessment has been imposed on those nuclear plants to pay for the facility. Consistent with the Act, owners of nuclear facilities, including us and the other owners of the South Texas Project, entered into contracts setting out the obligations of the owners and U.S. Department of Energy (DOE). Since 1998, DOE has been in default on its obligations to begin moving spent nuclear fuel from reactors to the federal repository (which still is not completed). On January 28, 2004, we and the other owners of the South Texas Project, along with owners of other nuclear plants, filed a breach of contract suit against DOE in order to protect against the running of a statute of limitations.

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

                                   EMPLOYEES

     As of December 31, 2003, we employed 1,511 people. Of these employees, 1,030 were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 66 that expired in September 2003. Our bargaining unit employees have continued to work without interruption and we have not had any work interruptions since 1976. We continue to have a good relationship with the bargaining unit and we are actively negotiating to obtain a new agreement in 2004.

                               EXECUTIVE OFFICERS
                             (AS OF MARCH 1, 2004)

NAME                                         AGE                    POSITION
----                                         ---                    --------
David M. McClanahan.......................   54    Chairman and Director
David G. Tees.............................   59    President, Chief Executive Officer and
                                                   Director
Scott E. Rozzell..........................   54    Executive Vice President, General Counsel,
                                                   Corporate Secretary and Director
Gary L. Whitlock..........................   54    Executive Vice President, Chief Financial
                                                   Officer and Director
James S. Brian............................   56    Senior Vice President and Chief Accounting
                                                   Officer
Joseph B. McGoldrick......................   50    Corporate Vice President, Strategic
                                                   Planning

     DAVID M. MCCLANAHAN is the Chairman of our board of directors. Mr. McClanahan has also served on the board of directors and as the President and Chief Executive Officer of CenterPoint Energy since September 2002. He served as the Vice Chairman of Reliant Energy from October 2000 to September 2002 and as President and Chief Operating Officer of Reliant Energy's Delivery Group since 1999. He also served as the President and Chief Operating Officer of Reliant Energy HL&P from 1997 to 1999. He has served in various other executive capacities with CenterPoint Energy since 1986. He previously served as Chairman of the Board of Directors of ERCOT and Chairman of the Board of the University of St. Thomas. He currently serves on the boards of the Edison Electric Institute and the American Gas Association.

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

     SCOTT E. ROZZELL is our Executive Vice President, General Counsel and Corporate Secretary and a member of our board of directors. Mr. Rozzell has also served as the Executive Vice President, General Counsel and Corporate Secretary of CenterPoint Energy since September 2002. He served as Executive Vice President and General Counsel of the Delivery Group of Reliant Energy from March 2001 to September 2002. Prior to joining Reliant Energy, Mr. Rozzell was a senior partner in the law firm of Baker Botts L.L.P.

     GARY L. WHITLOCK is our Executive Vice President and Chief Financial Officer and a member of our board of directors. Mr. Whitlock has also served as the Executive Vice President and Chief Financial Officer of CenterPoint Energy since September 2002. He served as Executive Vice President and Chief Financial Officer of the Delivery Group of Reliant Energy from July 2001 to September 2002. Mr. Whitlock served as the Vice President, Finance and Chief Financial Officer of Dow AgroSciences, a subsidiary of The Dow Chemical Company from 1998 to 2001.

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

     - weather conditions;

     - seasonality;

     - availability and market prices for natural gas, crude oil and refined products, coal, lignite, enriched uranium and uranium fuels;

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

  THERE IS CURRENTLY A SURPLUS OF GENERATING CAPACITY IN THE ERCOT MARKET AND WE EXPECT THE MARKET FOR WHOLESALE POWER TO BE HIGHLY COMPETITIVE.

     The reserve margin in the ERCOT market has exceeded 30% since 2001, and the Texas Utility Commission and the ERCOT ISO have forecasted the reserve margin for 2004 to continue to exceed 30%. The commencement of commercial operation of new facilities in the ERCOT market has increased and will continue to increase the competitiveness of the wholesale power market, which could have a material adverse effect on our business, results of operations, financial condition and cash flows and the market value of our assets.

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

  WE ARE SUBJECT TO OPERATIONAL AND MARKET RISKS ASSOCIATED WITH OUR CAPACITY AUCTIONS.

     We have sold entitlements to a significant portion of our available 2004 and 2005 generating capacity in our capacity auctions held to date. Although our obligation to conduct contractually-mandated auctions terminated in January 2004, we currently remain obligated to sell 15% of our installed generation capacity and related ancillary services pursuant to state-mandated auctions and we expect to conduct future capacity auctions with respect to all or a part of our remaining capacity from time to time. In these auctions, we sell firm entitlements on a forward basis to capacity and ancillary services dispatched within specified operational constraints. Although we have reserved a portion of our aggregate net generation capacity from our capacity auctions for planned or forced outages at our facilities, unanticipated plant outages or other problems with our generation facilities could result in our firm capacity and ancillary services commitments exceeding our available generation capacity. As a result, an unexpected outage at one of our lower cost facilities could require us to run one of our higher cost plants or obtain replacement power from third parties in the open market in order to satisfy our obligations even though the energy payments for the dispatched power are based on the cost of our lower-cost facilities.

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

     In December 2003, one of the three auxiliary standby diesel generators for Unit 2 at the South Texas Project failed during a routine test. The NRC allowed continued operation of Unit 2 while repairs to the generator were made. Repairs are expected to be completed before the end of a scheduled refueling outage on the unit in the spring of 2004. Should Unit 2 experience an unplanned shutdown prior to its scheduled outage, there is a risk that the NRC would not permit restarting the unit until the diesel generator was fully repaired. Our share of the ultimate cost of repairs to the diesel generator is estimated to be approximately $5 million and is expected to be substantially covered by insurance.

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

     The single control area of the ERCOT market for 2004 is organized into five congestion zones, referred to as the North, Northeast, South, West and Houston zones. These congestion zones are determined by physical constraints on the ERCOT transmission system that make it difficult or impossible at times to move power from a zone on one side of the constraint to the zone on the other side of the constraint. All but two of our facilities are located in the Houston congestion zone. Our Limestone facility is located in the North congestion zone and the South Texas Project is located in the South congestion zone. We sell a portion of the entitlements offered in our state-mandated auctions to customers located in congestion zones other than the Houston zone. Transmission congestion between these zones could impair our ability to schedule power for transmission across zonal boundaries, which are defined by the ERCOT ISO, thereby inhibiting our efforts to match our facility scheduled outputs with our customer scheduled requirements.

     The ERCOT ISO has instituted rules that directly assign congestion costs to the parties causing the congestion. Therefore, power generators participating in the ERCOT market could be liable for the congestion costs associated with transferring power between zones. We schedule our anticipated requirements based on our own forecasted needs, which rely in part on demand forecasts made by our customers. These forecasts may prove to be inaccurate. We could be deemed responsible for congestion costs if we schedule delivery of power between congestion zones during times when the ERCOT ISO expects congestion to occur between the zones. If we are liable for congestion costs, our financial results could be adversely affected. For more information about the ERCOT market, please read "Our Business -- The ERCOT Market" above.

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

  TO DATE, WE HAVE SOLD A SUBSTANTIAL PORTION OF OUR AUCTIONED CAPACITY ENTITLEMENTS TO SUBSIDIARIES OF RELIANT RESOURCES. ACCORDINGLY, OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY AFFECTED IF RELIANT RESOURCES CEASES TO BE A MAJOR CUSTOMER OR FAILS TO MEET ITS OBLIGATIONS.

     By participating in our contractually-mandated auctions, subsidiaries of Reliant Resources have purchased entitlements to 79% of our sold 2004 capacity and 68% of our sold 2005 capacity. Reliant Resources has made these purchases either through the exercise of its contractual rights to purchase 50% of the entitlements we auctioned in our prior contractually-mandated auctions or through the submission of bids. In the event Reliant Resources ceases to be a major customer or fails to meet its obligations to us, our results of operations, financial condition and cash flows could be adversely affected. As of December 31, 2003, Reliant Resources' securities ratings are below investment grade. We have been granted a security interest in accounts receivable and/or securitization notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations.

  WE MAY INCUR SUBSTANTIAL COSTS AND LIABILITIES AS A RESULT OF OUR OWNERSHIP OF NUCLEAR FACILITIES.

     We own a 30.8% interest in the South Texas Project, a nuclear powered generation facility. As a result, we are subject to the risks associated with the ownership and operation of nuclear facilities. These risks include:

     - liabilities associated with the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

     - limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

     - uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

     The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines, shut down a unit, or both, depending upon our assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants. In addition, although we have no reason to anticipate a serious nuclear incident at the South Texas Project, if an incident were to occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

                                  OTHER RISKS

  OUR HISTORICAL FINANCIAL RESULTS COVERING PERIODS PRIOR TO 2002 REPRESENT OUR RESULTS AS PART OF AN INTEGRATED UTILITY OPERATING IN A REGULATED MARKET AND ARE NOT REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY OPERATING IN THE DEREGULATED ERCOT MARKET. CONSEQUENTLY, OUR FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE LIKELY TO VARY MATERIALLY FROM THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS PRESENTED IN THE HISTORICAL FINANCIAL INFORMATION INCLUDED HEREIN COVERING PERIODS PRIOR TO 2002.

     We have limited experience operating as a stand-alone wholesale electric power generation company in a deregulated market. Our generation facilities were formerly owned by Reliant Energy, which conveyed these facilities to us in accordance with a business separation plan adopted in response to the Texas electric restructuring law.

     The historical financial information covering periods prior to 2002 does not reflect what our financial position, results of operations and cash flows would have been had our generation facilities been operated under the current deregulated ERCOT market. Although our generation facilities had a significant operating history at the time they were conveyed to us, the historical financial information relating to the operation of these facilities during periods prior to 2002 reflects the sale of the power generated by the facilities as part of an integrated utility at regulated rates. We currently sell the power generated by these facilities at market-based prices, and our revenues currently depend, in large part, upon prevailing market prices for electricity in the ERCOT market. To date, our capacity auctions have been consummated at market-based prices that have resulted in returns substantially below the historical regulated return on our facilities.

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

  WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL IN THE AMOUNTS AND AT THE TIMES NEEDED TO FINANCE OUR BUSINESS.

     To date, our capital has been provided by internally generated cash flows and borrowings from the CenterPoint Energy money pool. As a result of our certification by the FERC as an "exempt wholesale generator" under the 1935 Act, we can no longer participate in this money pool. CenterPoint Energy has established a second money pool in which Texas Genco and certain other unregulated subsidiaries of CenterPoint Energy can participate. In December 2003, we entered into a $75 million revolving credit facility. It is anticipated that we will meet our cash needs with a combination of funds from operations and borrowings under our revolving credit facility. Except in an emergency situation (in which CenterPoint Energy could provide funding pursuant to applicable SEC rules), CenterPoint Energy would be required to obtain approval from the SEC to issue and sell securities for purposes of funding our operations or for CenterPoint Energy to guarantee our securities. There is no assurance that CenterPoint Energy will have sufficient funds to meet our cash needs.

     CenterPoint Energy's $2.3 billion bank facility limits our incurrence of indebtedness for borrowed money to an aggregate principal amount not to exceed $250 million outstanding at any time and requires that proceeds from the sale of any material portion of our assets, proportionate to CenterPoint Energy's ownership interest in us and subject to certain other requirements, be used to prepay indebtedness under such credit facility. Our new credit facility also limits our incurrence of additional secured indebtedness for borrowed money to a maximum of $175 million aggregate principal amount. Although we are not contractually bound by the limitations in CenterPoint Energy's bank facility, it is expected that CenterPoint Energy would likely cause its representatives on our board of directors to direct our business so as not to breach the terms of its facility.

     We can give no assurances that our current and future capital structure, operating performance, financial condition and cash flows will permit us to access the capital markets or to obtain other financing as needed to meet our working capital requirements and projected future capital expenditures on favorable terms. The amount of any debt issuance by us is expected to be affected by the market's perception of our creditworthiness, market conditions and factors affecting our industry. Our projected future capital expenditures are substantial. Our ability to secure third party credit lines or other debt financing may be adversely impacted by the factors described in this section, including the nature of our business, which may lead to volatility in our financial results and cash flows. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Future Sources and Uses of Cash," in Item 7 of this report.

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

     We have insurance covering certain of our facilities, including property damage insurance, commercial general liability insurance, boiler and machinery coverage and available replacement capacity in amounts that we consider appropriate. However, our insurance policies are subject to certain limits and deductibles and do not include business interruption coverage. We cannot assure you that insurance coverage will be available in the future at current costs or on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of our generation facilities will be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows.

     We and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. Under the federal Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.6 billion as of December 31, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. We and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan. In addition, the security procedures at this facility have recently been enhanced to provide additional protection against terrorist attacks. All potential losses or liabilities associated with the South Texas Project may not be insurable, and the amount of insurance may not be sufficient to cover them.

  OUR REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

     The demand for power in the ERCOT market is seasonal, with higher demand occurring during the warmer months. Accordingly, our customers are generally willing to pay higher prices for entitlements to our capacity during warmer months. As a result, our revenues and results of operations are subject to seasonality, with revenues being higher during the warmer months.

RISKS RELATED TO OUR RELATIONSHIPS WITH CENTERPOINT ENERGY

  CENTERPOINT ENERGY'S PLAN TO MONETIZE ITS INTEREST IN US MAY ADVERSELY IMPACT OUR OPERATIONS AND FINANCIAL CONDITION, AND THE TRADING PRICE OF TEXAS GENCO'S COMMON STOCK.

     CenterPoint Energy expects to monetize its 81% interest in Texas Genco in 2004 and has engaged a financial advisor to assist them in that pursuit. CenterPoint Energy plans to fully evaluate this option before seeking another alternative. CenterPoint Energy and Reliant Resources currently provide a variety of services to us pursuant to the agreements described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions -- Our Relationships with CenterPoint Energy" and "-- Technical Services Agreement with Reliant Resources" in Item 7 of this report. These services agreements will terminate upon the sale of CenterPoint Energy's interest in Texas Genco. In such an event, we may be required to replace the services currently provided under arrangements with less favorable terms. Also, under the terms of our $75 million 365-day revolving credit facility, if CenterPoint Energy ceases to own, directly or indirectly, at least a 50% voting and economic interest in our wholly owned subsidiary Texas Genco, LP, an event of default will occur and any borrowings thereunder may become immediately due and payable. In addition, depending on the nature of any monetization transaction, the trading price of Texas Genco's common stock could be adversely affected.

  WE WILL BE CONTROLLED BY CENTERPOINT ENERGY AS LONG AS IT OWNS A MAJORITY OF TEXAS GENCO'S COMMON STOCK, AND OUR MINORITY SHAREHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF SHAREHOLDER VOTING DURING THAT TIME.

     As a result of the January 6, 2003 distribution, CenterPoint Energy indirectly owns approximately 81% of Texas Genco's outstanding common stock. As long as CenterPoint Energy owns a majority of our outstanding common stock, it will continue to be able to elect our entire board of directors, and our public shareholders, by themselves, will not be able to affect the outcome of any shareholder vote. In addition, CenterPoint Energy has stated that it is pursuing strategic alternatives for its ownership interest in us, including a possible sale, which could result in a third party becoming our majority shareholder. Our majority shareholder, subject to any fiduciary duty owed to our minority shareholders under Texas law, will be able to control all matters affecting us. In addition, our majority shareholder may enter into credit agreements, indentures or other contracts that limit the activities of its subsidiaries. While we would not likely be contractually bound by these limitations, our majority shareholder would likely cause its representatives on our board to direct our business so as not to breach any of these agreements.

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

     All of our real and tangible properties, subject to certain exclusions, are currently subject to the lien of a First Mortgage Indenture (the Mortgage) dated December 23, 2003 between JPMorgan Chase Bank, as trustee, and our wholly owned subsidiary, Texas Genco, LP. As of December 31, 2003, we had issued $75 million aggregate principal amount of first mortgage bonds under the Mortgage as collateral to secure our obligations under our $75 million 364-day revolving credit facility.

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

     During 2003, we and CenterPoint Energy were engaged in a dispute with Northwestern Resources Co. (NWR), the supplier of fuel to the Limestone electric generation facility, over the terms and pricing at which NWR supplies fuel to that facility under a 1999 settlement agreement between the parties and under ancillary obligations. Both sides to the dispute initiated lawsuits, but in January 2004, we reached a settlement with NWR under which we agreed to dismiss those lawsuits and under which NWR would continue to provide certain quantities of lignite at specified prices during the period from 2004 to 2007, after which time the pricing would revert to pricing provided for under the 1999 settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the vote of our security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     As of February 29, 2004, Texas Genco's common stock was held by approximately 51,362 shareholders of record. Texas Genco's common stock is listed on the New York Stock Exchange and is traded under the symbol "TGN."

     On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of Texas Genco common stock to CenterPoint Energy's shareholders of record as of the close of business on December 20, 2002, the record date for the distribution. Our common stock began trading regular-way on the New York Stock Exchange on January 7, 2003. Accordingly, no high and low sales price information is available for any full quarterly period in 2002.

     The following table sets forth the high and low sales prices of the common stock of Texas Genco on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg, and the cash dividends declared in these periods. Cash dividends paid aggregated $1.00 per share in 2003.

                                                             MARKET PRICE     DIVIDEND
                                                            ---------------   DECLARED
                                                             HIGH     LOW     PER SHARE
                                                            ------   ------   ---------
2003
First Quarter.............................................                      $0.25
  January 7...............................................           $10.50
  March 10................................................  $18.58
Second Quarter............................................                      $0.25
  April 21................................................           $16.20
  June 19.................................................  $23.99
Third Quarter.............................................                      $0.25
  July 22.................................................           $21.56
  September 2.............................................  $25.70
Fourth Quarter............................................                      $0.25
  October 3...............................................           $23.40
  December 22.............................................  $32.71

     The closing market price of our common stock on December 31, 2003 was $32.50 per share.

     While we intend to pay regular quarterly cash dividends on our common stock, our board of directors will determine the amount of future dividends in light of:

     - applicable legal requirements;

     - our earnings and cash flows;

     - our financial condition; and

     - other factors our board of directors deems relevant.

     CenterPoint Energy currently owns approximately 81% of Texas Genco's outstanding common stock which has been pledged to secure any obligations of CenterPoint Energy under its $2.3 billion credit facility executed in October 2003.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables present our selected financial data. The data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical financial statements and the notes to those statements included in this report. Our selected financial data for each of the five years in the period ended December 31, 2003 are derived from our financial statements. Our financial statements for periods prior to January 1, 2002 are presented on a carve-out basis and represent the historical financial position, results of operations and net cash flows of the historically regulated generation-related business of Reliant Energy. Therefore, the historical information included in our financial statements is not indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone wholesale electric power generation company in a deregulated market during the periods presented. Prior to January 1, 2002, our historical financial information reflects the sale of power generated by our facilities as part of an integrated utility at regulated rates. Since January 1, 2002, we have sold power at market-based prices in capacity auctions. In addition, our historical costs and expenses reflect charges from CenterPoint Energy for centralized corporate services and operating infrastructure costs as well as allocated costs of capital through August 31, 2002. We may experience significant changes in our cost structure, capitalization and operations as a result of our separation from CenterPoint Energy, including increased costs associated with reduced economies of scale, obtaining third-party financing and being a publicly traded company.

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                     1999     2000     2001     2002     2003
                                                    ------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues..........................................  $2,816   $3,334   $3,411   $1,541   $2,002
                                                    ------   ------   ------   ------   ------
Expenses:
  Fuel costs......................................   1,170    1,644    1,304      989    1,098
  Purchased power.................................     395      753    1,223       94       73
  Operation and maintenance.......................     384      393      402      391      411
  Depreciation and amortization...................     393      151      154      157      159
  Taxes other than income taxes...................      79       63       63       43       39
                                                    ------   ------   ------   ------   ------
     Total........................................   2,421    3,004    3,146    1,674    1,780
                                                    ------   ------   ------   ------   ------
Operating Income (Loss)...........................     395      330      265     (133)     222
Other Income......................................      14        1        2        3        2
Interest Expense, net.............................      71       59       65       26        2
                                                    ------   ------   ------   ------   ------
Income (Loss) Before Income Taxes and
  Extraordinary Item..............................     338      272      202     (156)     222
Income Tax Expense (Benefit)......................     113      100       74      (63)      71
                                                    ------   ------   ------   ------   ------
Income (Loss) Before Extraordinary Item...........     225      172      128      (93)     151
Extraordinary Item, net of tax(1).................    (518)      --       --       --       --
Cumulative Effect of Accounting Change, net of
  tax(2)..........................................      --       --       --       --       99
                                                    ------   ------   ------   ------   ------
Net Income (Loss).................................  $ (293)  $  172   $  128   $  (93)  $  250
                                                    ======   ======   ======   ======   ======
Income (Loss) Before Cumulative Effect of
  Accounting Change...............................  $(3.66)  $ 2.15   $ 1.60   $(1.16)  $ 1.89
Cumulative Effect of Accounting Change............      --       --       --       --     1.24
                                                    ------   ------   ------   ------   ------
Net Income (Loss)(3)..............................  $(3.66)  $ 2.15   $ 1.60   $(1.16)  $ 3.13
                                                    ======   ======   ======   ======   ======

---------------

(1) Represents a loss related to an accounting impairment of certain generating facilities.

(2) 2003 net income includes the cumulative effect of an accounting change resulting from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" ($99 million after-tax gain, or $1.24 earnings per basic and diluted share). For additional information related to the cumulative effect of accounting change, please read Note 2(j) to our consolidated financial statements.

(3) The earnings per share figures are computed by dividing the net income
    (loss) for each period by 80 million, the number of shares of Texas Genco common stock outstanding after the 80,000-for-one stock split declared by Texas Genco's Board of Directors, as effected on December 18, 2002.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2002     2003
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
STATEMENT OF CASH FLOW DATA:
  Cash provided by (used in):
     Operating Activities...................................  $ 236    $(140)   $ 387
     Investing Activities...................................   (409)    (258)    (157)
     Financing Activities...................................    173      398     (186)

                                                           DECEMBER 31,
                                            ------------------------------------------
                                             1999     2000     2001     2002     2003
                                            ------   ------   ------   ------   ------
                                                          (IN MILLIONS)
BALANCE SHEET DATA:
Property, Plant and Equipment, net........  $3,698   $3,782   $4,020   $4,096   $4,126
Total Assets..............................   4,029    4,147    4,438    4,508    4,640
Capitalization(1).........................   2,331    2,323    2,624       --       --
Shareholders' Equity(1)...................      --       --       --    2,824    3,033

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

                                    OVERVIEW

     We are a wholesale electric power generating company that owns 60 generating units at 11 electric power generation facilities located in Texas. We also own a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating station with two 1,250 megawatt (MW) nuclear generating units. As of December 31, 2003, the aggregate net generating capacity of our portfolio of assets was 14,153 megawatts (MW), of which 2,988 MW of gas-fired capacity was currently mothballed. We expect that 777 MW of this amount will remain mothballed through April 2004 and the other 2,211 MW will remain mothballed through April 2005. The decision to mothball these units was based on the lack of demand for these types of units in our July and September 2003 capacity auctions combined with high forecasted reserve margins in the Electric Reliability Council of Texas (ERCOT) market. We sell electric generation capacity, energy and ancillary services in the ERCOT market, which is the largest power market in the State of Texas and encompasses the majority of the population centers in the State of Texas. ERCOT facilitates reliable grid operations for approximately 85% of the demand for power in the state.

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

     CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. In October 2003, the Federal Energy Regulatory Commission (FERC) granted exempt wholesale generator
(EWG) status to Texas Genco, LP, our wholly owned subsidiary that owns and operates our electric generating plants. As a result, we are exempt from substantially all provisions of the 1935 Act. We will remain exempt for so long as Texas Genco, LP remains an exempt wholesale generator. SEC approval would be required, however, for CenterPoint Energy to issue and sell securities for the purpose of funding our operations, or for CenterPoint Energy to guarantee our securities. Also, SEC policy precludes us from borrowing from CenterPoint Energy's utility subsidiaries.

     On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of Texas Genco's common stock to CenterPoint Energy's shareholders (the Distribution). As used herein, CenterPoint Energy also refers to the former Reliant Energy for dates prior to the Restructuring.

OUR POWER GENERATION BUSINESS

     Our energy costs consist primarily of fuel costs associated with consuming nuclear fuel, gas, oil, lignite and coal to generate electricity, as well as our power purchases from the wholesale marketplace. The recent deregulation of the ERCOT market has impacted our energy costs in several ways. As a result of requirements under the Texas electric restructuring law and the terms of our agreements with CenterPoint Energy, we have been obligated to sell through capacity auctions substantially all of our available capacity and related ancillary services through 2003. Beginning in 2004, we can market the 85% of our capacity as we deem appropriate based upon market conditions, which may include a combination of auctions and bilateral contracts. In the auctions described above, we sell on a forward basis firm entitlements to capacity and ancillary services dispatched within specified operational constraints. Although we have reserved a portion of our aggregate net generation capacity from our capacity auctions for planned or forced outages at our facilities, unanticipated plant outages or other unforeseen problems with our generation facilities could result in our firm capacity and ancillary services commitments exceeding our available generation capacity. As a result, we could be required to obtain replacement power from third parties in the open market to satisfy our firm commitments that could involve the incurrence of significant additional costs. Accordingly, high wholesale power prices for replacement power in the ERCOT market could increase our energy costs and affect earnings and net cash flow. In addition, an unexpected outage at one of our lower cost facilities could require us to run one of our higher cost plants in order to satisfy our obligations which could have a significant effect on our operating income.

     In 2003, the market-based prices established in our capacity auctions continued to strengthen, but remained below historical regulated returns on our facilities. However, we have seen significant improvement in auction prices for our 2003, 2004 and 2005 capacity entitlements. Since the pricing of generation products is sensitive to natural gas prices, higher natural gas prices throughout 2003 have positively influenced the prices in our capacity auctions. Because we have a significant amount of low-cost base-load solid fuel and nuclear generating units, higher natural gas prices generally increase the margin of our base-load capacity entitlements since prospective purchasers face higher-cost gas-fired generation alternatives. With the higher market prices and our efforts to reduce our operating costs, we have experienced improved profitability during 2003 compared to 2002. However, we do not expect this improvement will reach the levels of our historical regulated returns in the near future due in part to the current surplus of generating capacity in the ERCOT market and changes to the economic conditions affecting our industry that have occurred since our base-load facilities were originally constructed, including the development of high efficiency gas-fired generating units.

     High reserve margins are expected to continue in the ERCOT market. With an increasingly competitive wholesale energy market, the composition and level of our operation and maintenance expense is likely to change as we continually evaluate the value of various units based on their fuel source, heat rate and dispatch type.

     We were unable to sell some of the 2003 capacity that we have offered in our state-mandated auctions. However, we believe that we have complied with the requirements under the applicable state-mandated auction rules, including re-offering the unsold capacity in subsequent auctions.

                               EXECUTIVE SUMMARY

2003 HIGHLIGHTS

     In 2003, we reported net income of $250 million as compared to a net loss of $93 million in 2002. Revenues significantly increased in 2003 as compared to 2002 due to higher capacity revenue for base-load products, the sales of surplus air emission allowances and higher energy revenues, which more than offset higher fuel and purchased power costs. Operation and maintenance expenses increased primarily due to higher costs associated with planned and several unplanned unit outages as well as higher pension and insurance expenses. These increases were partially offset by expenses incurred in the fourth quarter of 2002, which did not recur in 2003, the most significant of which was an early retirement program. Net income for 2003 includes a $99 million after-tax ($152 million pre-tax) non-cash gain ($1.24 per diluted share) from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) as further discussed below under "-- Consolidated Results of Operations."

2004 OUTLOOK

     In our capacity auctions held through February 2004, we have sold capacity entitlements to approximately 85% of our available 2004 base-load capacity and 24% of our available 2005 base-load capacity. As a result, we have contracted for approximately $1 billion of total revenue with respect to our 2004 capacity and approximately $533 million of total revenue with respect to our 2005 capacity. We expect to conduct auctions to sell additional capacity entitlements with respect to our 2004 and 2005 capacity during March 2004. Sales of additional surplus air emission allowances are anticipated in 2004. Studies are underway to determine longer-term strategies, including selling capacity through contractual agreements as well as auctions and evaluating financial hedging policies. Financial performance in 2004 and beyond is highly dependent on continued strong wholesale electricity prices, as well as acceptable levels of planned and unplanned outages.

     In December 2003, one of the three auxiliary standby diesel generators for Unit 2 at the South Texas Project failed during a routine test. The NRC allowed continued operation of Unit 2 while repairs to the generator were made. Repairs are expected to be completed before the end of a scheduled refueling outage on the unit in the spring of 2004. Should Unit 2 experience an unplanned shutdown prior to its scheduled outage, there is a risk that the NRC would not permit restarting the unit until the diesel generator was fully repaired. Our share of the ultimate cost of repairs to the diesel generator is estimated to be approximately $5 million and is expected to be substantially covered by insurance.

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

     - the results of our capacity auctions;

     - weather variations and other natural phenomena;

     - financial distress of our customers, including Reliant Resources;

     - our access to capital and credit; and

     - other factors discussed in this report under "Risk Factors" in Item 1 of this report.

                       CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion and analysis of our results of operations have been derived from our historical financial statements and the notes to those financial statements included herein, which we refer to collectively as "our financial statements." Our financial statements were developed using a number of assumptions to separate our operations from those of Reliant Energy, which until January 1, 2002, operated our generation assets together with its transmission and distribution facilities and retail operations as a vertically integrated utility company. Please read Note 1 to our financial statements for a discussion of these assumptions and the methodologies used to prepare our financial statements. The historical financial information for 2001 included in our financial statements may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone wholesale electric power generation company in a deregulated market during the periods presented.

     Prior to January 1, 2002, our revenues were calculated by unbundling the generation component of revenue from CenterPoint Energy's historical bundled rate for the generation and transmission, distribution and sale of energy and adding any additional generation-related revenues of CenterPoint Energy, such as wholesale activities that include ancillary services, trading and capacity sales.

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2002         2003
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
REVENUES:
  Revenues.......................................  $3,410,945   $       --   $       --
  Energy revenues................................          --    1,093,714    1,221,348
  Capacity and other revenues....................          --      447,261      781,020
                                                   ----------   ----------   ----------
          Total..................................   3,410,945    1,540,975    2,002,368
                                                   ----------   ----------   ----------
EXPENSES:
  Fuel costs.....................................   1,303,981      989,560    1,098,269
  Purchased power................................   1,222,552       93,841       72,509
  Operation and maintenance......................     401,677      391,465      411,940
  Depreciation and amortization..................     154,248      156,740      159,010
  Taxes other than income taxes..................      63,378       42,930       38,681
                                                   ----------   ----------   ----------
          Total..................................   3,145,836    1,674,536    1,780,409
                                                   ----------   ----------   ----------
OPERATING INCOME (LOSS)..........................     265,109     (133,561)     221,959
OTHER INCOME.....................................       2,100        3,423        2,176
INTEREST EXPENSE.................................     (65,017)     (25,637)      (1,583)
                                                   ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE....................     202,192     (155,775)     222,552
INCOME TAX BENEFIT (EXPENSE).....................     (73,804)      62,832      (71,286)
                                                   ----------   ----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..............................     128,388      (92,943)     151,266
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF
  TAX............................................          --           --       98,910
                                                   ----------   ----------   ----------
NET INCOME (LOSS)................................  $  128,388   $  (92,943)  $  250,176
                                                   ==========   ==========   ==========
BASIC AND DILUTED EARNINGS PER SHARE:
  Income (Loss) Before Cumulative Effect of
     Accounting Change...........................  $     1.60   $    (1.16)  $     1.89
  Cumulative Effect of Accounting Change, net of
     tax.........................................          --           --         1.24
                                                   ----------   ----------   ----------
  Net Income (Loss)..............................  $     1.60   $    (1.16)  $     3.13
                                                   ==========   ==========   ==========
  Power Sales (in GWh)...........................          --       51,463       47,374
                                                   ==========   ==========   ==========

     2003 Compared to 2002. Our income before cumulative effect of accounting change increased $244 million in 2003 compared to 2002 primarily due to increased operating margins ($357 million) from higher capacity and energy revenues as a result of higher capacity auction prices driven by higher natural gas prices, partially offset by increased fuel costs due to higher natural gas prices and by lower sales volumes. We were able to partially mitigate the higher cost of natural gas by switching to fuel oil on some of our flexible natural gas units, as well as benefiting from reductions in coal and lignite costs on our base-load units resulting from renegotiated supply agreements and increased utilization of spot purchases. Additionally, the sale of surplus air emission allowances, which is expected to recur in 2004, contributed to the increase in operating margins ($16 million). Partially offsetting the increase in operating margins was a higher level of operation and maintenance expense primarily related to higher pension and insurance expenses ($21 million) and planned and unplanned outages ($11 million). These increases in operation and maintenance expense were partially offset by expenses incurred in 2002, which did not recur in 2003, the most significant of which were in connection with an early retirement program and business separation costs ($28 million). Interest expense decreased $24 million in 2003 as compared to 2002 primarily due to the allocation of interest through the date of the Restructuring (August 31, 2002) based on the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation, and the repayment of intercompany borrowings in 2003. Our effective tax rate for 2002 and 2003 was 40.3% and 32.0%, respectively. We reported a pre-tax loss for 2002 compared to pre-tax income for 2003. The 2002 pre-tax loss caused permanent differences that would normally decrease the effective rate to instead increase it. For 2003, our effective tax rate reflects reduced benefits from the amortization of investment tax credits.

     In connection with the adoption of SFAS No. 143, we have identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations which supply the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. Net income for 2003 includes a $99 million after-tax ($152 million pre-tax) non-cash gain ($1.24 per diluted share) from the adoption of SFAS No. 143. For additional discussion of the adoption of SFAS No. 143, please read Note 2(j) to our consolidated financial statements.

     2002 Compared to 2001. Our net income decreased $221 million in 2002 compared to 2001 primarily due to decreased revenues resulting from the change from a regulated environment in 2001 to the deregulated ERCOT market ($1.9 billion). Our 2001 revenue was derived based on actual recoverable operating expenses plus an allowed regulatory rate of return based on the rate base while our 2002 revenue was derived from open market sales of capacity and energy at auction and spot market prices. Additionally, fuel and purchased power expenses decreased primarily due to lower natural gas prices and a reduction in overall demand for output from our facilities ($1.4 billion). Operation and maintenance expense decreased primarily due to an absence of major maintenance outages at certain of our plants ($36 million in 2001), which was partially offset by costs related to an early retirement program implemented in 2002 ($12 million), business separation expenses ($7 million) and computer systems necessary for operation in the deregulated market ($6 million). Taxes other than income taxes decreased primarily due to lower tax valuations of generation assets ($20 million). Interest expense decreased $39 million or 60% for the year ended December 31, 2002 from the comparable 2001 period. The decrease was due to the change from the allocation method based on capital structure used to calculate interest expense in 2001 to the allocation of interest in 2002 based on the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation. In connection with the Restructuring and the conveyance of all of CenterPoint Energy's electric generating facilities to us in August 2002, we did not assume any of CenterPoint Energy's long-term debt. The effective tax rates for 2002 and 2001 were 40.3% and 36.5%, respectively. The increase in the effective rate for 2002 compared to 2001 was primarily the result of a reduced benefit from the amortization of investment tax credits, offset by a decrease in state income taxes. Our state tax liability changed from an income-based tax for 2001, to a capital-based tax for 2002, primarily as a result of the 2002 pre-tax loss, which resulted in the reporting of the state tax as a component of the pre-tax loss for 2002 compared to reporting the state tax expense as a component of income tax expense for 2001.

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

     Transition Services Agreement. We have entered into a transition services agreement with CenterPoint Energy under which CenterPoint Energy will provide us through the earlier of such time as all services under the agreement are terminated or CenterPoint Energy ceases to own a majority of Texas Genco's common stock, various corporate support services that include accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. These services consist generally of the same types of services as have been provided on an intercompany basis prior to the distribution. The charges we will pay for the services will be on a basis generally intended to allow CenterPoint Energy to recover the fully allocated direct and indirect costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit to CenterPoint Energy, except to the extent routinely included in traditional utility cost of capital.

     Tax Allocation Agreement. We are members of the CenterPoint Energy consolidated group for tax purposes, and we will continue to file a consolidated federal income tax return with CenterPoint Energy while CenterPoint Energy retains its 81% interest in us. Accordingly, we have entered into a tax allocation agreement with CenterPoint Energy to govern the allocation of U.S. income tax liabilities and to set forth agreements with respect to certain other tax matters. Generally, if there are tax adjustments related to us which relate to a tax return filed for a period when we were a member of the CenterPoint Energy consolidated group, we are responsible for any increased taxes and we will receive the benefit of any tax refunds.

     Employee Benefit Plans. Our eligible employees currently participate in CenterPoint Energy's employee benefit plans and programs in accordance with the terms and conditions of such plans and programs, as may be amended or terminated by CenterPoint Energy at any time. Additionally, CenterPoint Energy expects that a separate pension plan will be established for us in 2005. If this occurs, we will receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record its pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions." It is anticipated that a plan established for us will be under-funded and that such under-funding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2004 could materially, positively or negatively, change the funding status of a plan established for us.

TECHNICAL SERVICES AGREEMENT WITH RELIANT RESOURCES

     Under a technical services agreement, Reliant Resources is obligated to provide engineering and technical support services and environmental, safety and industrial health services to support the operation and maintenance of our facilities. We have notified Reliant Resources that its obligation to provide these services will be terminated effective May 31, 2004. Under the agreement, Reliant Resources is also obligated to provide systems, technical, programming and consulting support services and hardware maintenance (but excluding plant-specific hardware) necessary to provide dispatch planning, dispatch, and settlement and communication with the ERCOT independent system operator, as well as general information technology services for us. A project is currently underway to identify manpower requirements, evaluate systems alternatives, define costs and develop time lines for replacement of those services considered necessary under the current overall technical services agreement with Reliant Resources. The fees Reliant Resources charges for these services are designed to allow it to recover its fully allocated direct and indirect costs and to obtain reimbursement of all out-of-pocket expenses. Expenses associated with capital investment in systems and software that benefit both the operation of Reliant Resources' facilities and our facilities will be allocated on an installed MW basis.

     The overall technical services agreement, while cancelable by us in whole or in part, will terminate in its entirety on the first to occur of:

     - CenterPoint Energy's sale of its 81% interest in us, or a sale by us of all or substantially all of our assets; or

     - May 31, 2005, provided that we may extend the term of this agreement until December 31, 2005.

SOUTH TEXAS PROJECT DECOMMISSIONING TRUSTS

     We are the beneficiary of decommissioning trusts that have been established to provide funding for decontamination and decommissioning of the South Texas Project in which we own a 30.8% interest. CenterPoint Houston collects, through rates or other authorized charges to its electric utility customers, amounts designated for funding the decommissioning trusts, and deposits these amounts into the decommissioning trusts. Upon decommissioning of the facility, in the event funds from the trusts are inadequate, CenterPoint Houston or its successor will be required to collect through rates or other authorized charges to customers as contemplated by the Texas Utilities Code additional amounts required to fund our obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trusts, the excess will be refunded to the ratepayers of CenterPoint Houston or its successor.

DIRECTOR RELATIONSHIPS

     Our Chairman, David M. McClanahan, is also a director and the chief executive officer of CenterPoint Energy. In addition, two of our directors, Scott E. Rozzell and Gary L. Whitlock, are executive officers of CenterPoint Energy. As a result, these directors may need to recuse themselves and not participate in board meetings where actions are taken in connection with transactions or other relationships involving both companies.

                        LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The net cash provided by/used in our operating, investing and financing activities for 2001, 2002 and 2003 is as follows (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2002     2003
                                                              ------   ------   ------
Cash provided by (used in):
  Operating activities......................................  $ 236    $(140)   $ 387
  Investing activities......................................   (409)    (258)    (157)
  Financing activities......................................    173      398     (186)

CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities in 2003 increased $527 million compared to 2002 primarily as a result of higher capacity auction prices, which were driven by higher gas prices. This increase was partially offset by higher income taxes paid of $71 million.

     Net cash provided by operating activities in 2002 decreased $376 million compared to 2001. The decrease primarily resulted from lower revenues in the deregulated ERCOT market, increased accounts receivable from the sale of power in the 2002 deregulated electricity market and lower taxes paid of $69 million.

CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities decreased $101 million during 2003 compared to 2002 primarily related to a reduction in NOx emissions control expenditures.

     Net cash used in investing activities decreased $151 million during 2002 compared to 2001 primarily related to completion of a major portion of the NOx work on our solid fuel units at W.A. Parish in 2001 and the re-scheduling of the NOx installation on our gas units.

CASH PROVIDED BY FINANCING ACTIVITIES

     Cash provided by financing activities decreased $584 million during 2003 compared to 2002 primarily as a result of common stock dividends paid in 2003 and repayments of intercompany borrowings owed to CenterPoint Energy.

     Cash provided by financing activities increased $225 million during 2002 compared to 2001 as a result of net transfers from CenterPoint Energy to support our various requirements for working capital and capital expenditures.

FUTURE SOURCES AND USES OF CASH

     We expect our liquidity and capital requirements will be affected by our:

     - capital requirements related to environmental compliance and other maintenance projects;

     - dividend policy;

     - debt service requirements; and

     - working capital requirements.

     On December 31, 2003, we had temporary external investments of $45 million.

     In December 2003, Texas Genco, LP, one of our subsidiaries, entered into a 364-day $75 million bank credit facility with a seven-bank syndicate. Proceeds from the revolving credit facility will be used to meet ongoing working capital requirements and for general corporate purposes. Borrowings under the facility may be made at the London interbank offered rate (LIBOR) plus 150 basis points. The facility is secured by a series of first mortgage bonds issued by our wholly owned subsidiary, Texas Genco LP, in an aggregate principal amount of $75 million under a First Mortgage Indenture (the Mortgage) dated December 23, 2003 between JPMorgan Chase Bank, as trustee, and Texas Genco, LP. All of our real and tangible properties, subject to certain exclusions, are currently subject to the lien of the Mortgage. Under the terms of the facility, if CenterPoint Energy ceases to own, directly or indirectly, at least a 50% voting and economic interest in Texas Genco, LP, an event of default will occur and any borrowings thereunder may become immediately due and payable. We believe that our cash flows from operations and our external borrowing capability will be sufficient to meet the operational needs of our business for the next twelve months. As of December 31, 2003, there were no borrowings outstanding under the revolving credit facility.

     CenterPoint Energy's $2.3 billion bank facility limits our incurrence of indebtedness for borrowed money to an aggregate principal amount not to exceed $250 million outstanding at any time and requires that proceeds from the sale of any material portion of our assets, proportionate to CenterPoint Energy's ownership interest in us and subject to certain other requirements, be used to prepay indebtedness under such credit facility. Our new credit facility also limits our incurrence of additional secured indebtedness for borrowed money to a maximum of $175 million aggregate principal amount. Although we are not contractually bound by the limitations in CenterPoint Energy's bank facility , it is expected that CenterPoint Energy would likely cause its representatives on our board of directors to direct our business so as not to breach the terms of its facility.

     CenterPoint Energy is a registered holding company under the 1935 Act. In October 2003, the FERC granted exempt wholesale generator status to Texas Genco, LP, our wholly owned subsidiary that owns and operates our electric generating plants. As a result, we are exempt from substantially all provisions of the 1935 Act as long as we remain an exempt wholesale generator.

     Capital Requirements. The following table sets forth our capital expenditures requirements for 2003, and estimates of our capital requirements for 2004 through 2008 (in millions).

                                             2003   2004   2005   2006   2007   2008
                                             ----   ----   ----   ----   ----   ----
Environmental capital requirements.........  $107   $42    $ 33   $ 43   $ 14   $--
Other capital requirements.................    44    52      96    106     88    62
                                             ----   ---    ----   ----   ----   ---
Total capital requirements.................  $151   $94    $129   $149   $102   $62
                                             ====   ===    ====   ====   ====   ===

     Contractual Obligations. The following table sets forth estimates of our contractual obligations as of December 31, 2003 to make future payments for 2004 through 2008 and thereafter (in millions):

                                                                                                           2009 AND
CONTRACTUAL OBLIGATIONS                   TOTAL      2004       2005       2006       2007       2008     THEREAFTER
-----------------------                   ------   --------   --------   --------   --------   --------   ----------
Fuel commitments........................  $1,474     $309       $251       $256       $248       $162        $248
Operating lease commitments.............      99       11         11         10         10         10          47

     We have identified retirement obligations for nuclear decommissioning at the South Texas Project and the lignite mine operations which supply our Limestone electric generation facility. We have recorded liabilities as required by SFAS No. 143 of $188 million for the nuclear decommissioning and $6 million for the lignite mine as of December 31, 2003. CenterPoint Houston is required to fund $2.9 million a year to trusts established to fund our share of the decommissioning costs for the South Texas Project. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to CenterPoint Houston's transmission and distribution customers. For additional information on asset retirement obligations and the nuclear decommissioning trusts, please read Notes 2(j) and 8(c) to our consolidated financial statements, respectively.

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

     Cash Flows From Operations -- Reliant Resources as a Significant Customer. To date, we have sold a substantial portion of our auctioned capacity entitlements to subsidiaries of Reliant Resources. Pursuant to a Master Power Purchase and Sale Agreement (as amended) with a subsidiary of Reliant Resources related to power sales in the ERCOT market, we have been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of Reliant Resources to secure up to $250 million in purchase obligations. For more information regarding the impact that Reliant Resources' financial condition may have on our cash flows, please read "Risk Factors" in Item 1 of this report.

     Intercompany Borrowings. As a result of our certification by the FERC as an "exempt wholesale generator" under the 1935 Act, CenterPoint Energy has established a second money pool in which we, CenterPoint Energy and certain other unregulated subsidiaries of CenterPoint Energy can participate. Except in an emergency situation (in which CenterPoint Energy could provide funding pursuant to applicable SEC rules), CenterPoint Energy would be required to obtain approval from the SEC to issue and sell securities for purposes of funding our operations or for CenterPoint Energy to guarantee any of our securities. There is no assurance that CenterPoint Energy will have sufficient funds to meet our cash needs.

     Pension Plan. As discussed in Note 6(b) to the consolidated financial statements, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2004 is estimated to be $12 million based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. Additionally, we expect that a separate pension plan will be established for us in 2005. If this occurs, we will receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record our pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions". It is anticipated that a plan established for us will be under-funded and that such under-funding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2004 could materially, positively or negatively, change the funding status of a plan established for us.

                          OFF-BALANCE SHEET FINANCING

     Other than operating leases, we have no off-balance sheet financing arrangements.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonable likely to occur could have a material impact on the presentation of our financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors.

ALLOCATION METHODOLOGIES USED TO DERIVE OUR FINANCIAL STATEMENTS ON A CARVE-OUT BASIS

     In 2001, we employed various allocation methodologies to separate the results of operations and financial condition of the generation-related portion of CenterPoint Energy's business from CenterPoint Energy's historical financial statements in order to prepare our financial statements. For 2001, revenues were allocated based on actual costs plus an allowed regulatory rate of return based on regulated invested capital granted to CenterPoint Energy's electric utility by the Texas Utility Commission. The allowed regulatory rate of return was 9.844% for 2001. Expenses, such as fuel, purchased power, operations and maintenance, and depreciation and amortization, and assets, such as property, plant and equipment, and inventory, were specifically identified by function and allocated accordingly for our operations. We used various allocations to disaggregate other common expenses, assets and liabilities between our operations and CenterPoint Energy's regulated transmission and distribution operations. We calculated interest expense based upon an allocation methodology that charged us with financing and equity costs from CenterPoint Energy in proportion to our share of total net assets prior to the effects of deregulation discussed below. These methodologies reflect the impact of deregulation on our assets and liabilities as of June 30, 1999; however, all existing regulatory assets which are expected to be recovered in the true-up proceeding by our affiliated transmission and distribution utility, CenterPoint Houston, after deregulation have been excluded from these financial statements.

     Beginning January 1, 2002, CenterPoint Energy's generation business was segregated from its electric utility as a separate reporting business segment and began selling electricity in the ERCOT market at prices determined by the market. Accordingly, for 2002 and 2003, net income reflects the results of market prices for power. Included in operations for 2002 and 2003 are allocations from CenterPoint Energy for corporate services that included accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     We review the carrying value of our long-lived assets, including identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market condition and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

     Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Changes in any of these assumptions could result in an impairment charge.

     The fair value of our assets could be materially affected by a change in the estimated future cash flows for these assets. We estimate future cash flows using a probability-weighted approach based on the fair value of our common stock, operating projections and estimates of how long we will retain these assets.

                         NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2(j) to the consolidated financial statements for a discussion of new accounting pronouncements that affect us.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     As discussed in Note 8(c) to our consolidated financial statements, CenterPoint Houston contributed $14.8 million in 2001 to trusts established to fund our share of the decommissioning costs for the South Texas Project. In 2002 and 2003, CenterPoint Houston contributed $2.9 million to these trusts. The securities held by the trusts for decommissioning costs had an estimated fair value of $189 million as of December 31, 2003, of which approximately 37% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at December 31, 2003, the decrease in fair value of the debt securities would be approximately $1 million.

EQUITY MARKET VALUE RISK

     As discussed above under "-- Interest Rate Risk," CenterPoint Houston contributes to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of December 31, 2003. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at December 31, 2003, the resulting loss in fair value of these securities would be approximately $12 million. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY.

                           TEXAS GENCO HOLDINGS, INC.

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2002         2003
                                                   ----------   ----------   ----------
REVENUES:
  Revenues.......................................  $3,410,945   $       --   $       --
  Energy revenues................................          --    1,093,714    1,221,348
  Capacity and other revenues....................          --      447,261      781,020
                                                   ----------   ----------   ----------
          Total..................................   3,410,945    1,540,975    2,002,368
                                                   ----------   ----------   ----------
EXPENSES:
  Fuel costs.....................................   1,303,981      989,560    1,098,269
  Purchased power................................   1,222,552       93,841       72,509
  Operation and maintenance......................     401,677      391,465      411,940
  Depreciation and amortization..................     154,248      156,740      159,010
  Taxes other than income taxes..................      63,378       42,930       38,681
                                                   ----------   ----------   ----------
          Total..................................   3,145,836    1,674,536    1,780,409
                                                   ----------   ----------   ----------
OPERATING INCOME (LOSS)..........................     265,109     (133,561)     221,959
OTHER INCOME.....................................       2,100        3,423        2,176
INTEREST EXPENSE.................................     (65,017)     (25,637)      (1,583)
                                                   ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE....................     202,192     (155,775)     222,552
INCOME TAX BENEFIT (EXPENSE).....................     (73,804)      62,832      (71,286)
                                                   ----------   ----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..............................     128,388      (92,943)     151,266
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF
  TAX............................................          --           --       98,910
                                                   ----------   ----------   ----------
NET INCOME (LOSS)................................  $  128,388   $  (92,943)  $  250,176
                                                   ==========   ==========   ==========
BASIC AND DILUTED EARNINGS PER SHARE:
  Income (Loss) Before Cumulative Effect of
     Accounting Change...........................  $     1.60   $    (1.16)  $     1.89
  Cumulative Effect of Accounting Change, net of
     tax.........................................          --           --         1.24
                                                   ----------   ----------   ----------
  Net Income (Loss)..............................  $     1.60   $    (1.16)  $     3.13
                                                   ==========   ==========   ==========

          See Notes to the Company's Consolidated Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2003
                                                              ----------   ----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $      578   $   44,558
  Customer accounts receivable..............................      68,604       78,122
  Accounts receivable, other................................       4,544        3,716
  Inventory.................................................     156,167      169,692
  Taxes receivable..........................................       4,368           --
  Prepayments and other current assets......................       4,024        2,304
                                                              ----------   ----------
     Total current assets...................................     238,285      298,392
                                                              ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................   4,095,637    4,125,595
                                                              ----------   ----------
OTHER ASSETS:
  Nuclear decommissioning trust.............................     162,576      189,182
  Other.....................................................      11,584       26,462
                                                              ----------   ----------
     Total other assets.....................................     174,160      215,644
                                                              ----------   ----------
       TOTAL ASSETS.........................................  $4,508,082   $4,639,631
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, affiliated companies, net...............  $   22,654   $    7,802
  Accounts payable, fuel....................................      76,399       68,747
  Accounts payable, other...................................      43,877       40,165
  Notes payable, affiliated companies, net..................      86,184           --
  Taxes and interest accrued................................      42,959      107,605
  Deferred capacity auction revenue.........................      48,721       86,853
  Other.....................................................      15,918       17,579
                                                              ----------   ----------
     Total current liabilities..............................     336,712      328,751
                                                              ----------   ----------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net....................     813,246      844,545
  Unamortized investment tax credit.........................     170,569      150,533
  Nuclear decommissioning reserve...........................     139,664      187,997
  Benefit obligations.......................................      15,751       18,399
  Accrued mine reclamation costs............................      39,765        6,000
  Notes payable, affiliated companies, net..................      18,995           --
  Other.....................................................     149,337       70,245
                                                              ----------   ----------
     Total other liabilities................................   1,347,327    1,277,719
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY........................................   2,824,043    3,033,161
                                                              ----------   ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $4,508,082   $4,639,631
                                                              ==========   ==========

          See Notes to the Company's Consolidated Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2002        2003
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................  $ 128,388   $ (92,943)  $ 250,176
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization........................    154,248     156,740     159,010
     Fuel-related amortization............................     16,740      25,113      23,385
     Deferred income taxes................................    (29,194)    (27,161)      8,693
     Investment tax credit................................    (13,106)    (12,144)    (10,876)
     Cumulative effect of accounting change...............         --          --     (98,910)
     Changes in other assets and liabilities:
       Accounts receivable................................    (19,554)    (34,975)     (8,690)
       Inventory..........................................    (16,483)     24,082     (13,525)
       Taxes receivable...................................         --      (4,368)      4,368
       Accounts payable...................................    (95,490)    (75,659)    (11,364)
       Accounts payable, affiliate........................     19,743     (25,772)    (14,852)
       Taxes and interest accrued.........................     60,608     (79,728)     64,646
       Accrued reclamation costs..........................      8,505      11,334       5,907
       Benefit obligations................................      2,453     (17,423)      2,648
       Deferred revenue from capacity auctions............         --      48,721      38,132
       Other current assets...............................       (491)     (1,016)      1,720
       Other current liabilities..........................       (665)      1,257       1,661
       Other long-term assets.............................     (5,822)     15,757         678
       Other long-term liabilities........................     26,209     (51,756)    (15,866)
                                                            ---------   ---------   ---------
       Net cash provided by (used in) operating
          activities......................................    236,089    (139,941)    386,941
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and other..........................   (409,002)   (257,630)   (156,963)
                                                            ---------   ---------   ---------
       Net cash used in investing activities..............   (409,002)   (257,630)   (156,963)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of common stock dividends.......................         --          --     (80,000)
  Net change in capitalization activity...................    172,913     292,970          --
  Increase (decrease) in short-term notes payables,
     affiliate............................................         --      86,184     (86,184)
  Increase (decrease) in long-term notes payable,
     affiliate............................................         --      18,995     (18,995)
  Debt issuance costs.....................................         --          --        (819)
                                                            ---------   ---------   ---------
       Net cash provided by (used in) financing
          activities......................................    172,913     398,149    (185,998)
                                                            ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................         --         578      43,980
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........         --          --         578
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $      --   $     578   $  44,558
                                                            =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest................................................  $  64,267   $   4,270   $   8,506
  Income taxes (refunds)..................................     60,963      (7,749)     63,623

          See Notes to the Company's Consolidated Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

       STATEMENTS OF CONSOLIDATED CAPITALIZATION AND SHAREHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                                              TOTAL
                                                                                                          CAPITALIZATION
                                                ADDITIONAL   RETAINED        TOTAL                             AND
                                      CAPITAL    PAID-IN     EARNINGS    SHAREHOLDERS'                    SHAREHOLDERS'
                                       STOCK     CAPITAL     (DEFICIT)      EQUITY       CAPITALIZATION       EQUITY
                                      -------   ----------   ---------   -------------   --------------   --------------
BALANCE AS OF DECEMBER 31, 2000.....    $--     $       --   $     --     $       --       $2,322,715       $2,322,715
  Net income(1).....................    --              --         --             --          128,388          128,388
  Net transfers from parent.........    --              --         --             --          172,913          172,913
                                        --      ----------   --------     ----------       ----------       ----------
BALANCE AS OF DECEMBER 31, 2001.....    --              --         --             --        2,624,016        2,624,016
  Net loss(2).......................    --              --    (54,460)       (54,460)         (38,483)         (92,943)
  Net transfers from parent.........     1       2,878,502         --      2,878,503       (2,585,533)         292,970
                                        --      ----------   --------     ----------       ----------       ----------
BALANCE AS OF DECEMBER 31, 2002.....     1       2,878,502    (54,460)     2,824,043               --        2,824,043
  Net income(2).....................    --              --    250,176        250,176               --          250,176
  Common stock dividends -- $1.00
    per share.......................    --              --    (80,000)       (80,000)              --          (80,000)
  Net transfers from parent.........    --          38,942         --         38,942               --           38,942
                                        --      ----------   --------     ----------       ----------       ----------
BALANCE AS OF DECEMBER 31, 2003.....    $1      $2,917,444   $115,716     $3,033,161       $       --       $3,033,161
                                        ==      ==========   ========     ==========       ==========       ==========

---------------

(1) Net income included in Capitalization for 2001 reflects the net income derived from the allocation of revenue, operating expenses, other income, interest expense and income tax expense from the rate regulated electric utility of Reliant Energy, Incorporated, (Reliant Energy) the predecessor of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), which was comprised of transmission and distribution, generation and retail components. For further discussion related to the basis of presentation, See
    Note 1.

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

     Effective August 31, 2002, Reliant Energy completed the restructuring described above. As a result, on that date Reliant Energy conveyed all of its electric generating facilities to the Company, which was accounted for as a business combination of entities under common control. The Company subsequently became an indirect wholly owned subsidiary of CenterPoint Energy. CenterPoint Energy is subject to regulation by the Securities and Exchange Commission as a "registered holding company" under the Public Utility Holding Company Act of 1935, as amended (1935 Act). As used herein, CenterPoint Energy also refers to the former Reliant Energy for dates prior to the restructuring. In October 2003, the Federal Energy Regulatory Commission (FERC) granted exempt wholesale generator status to Texas Genco, LP, the Company's wholly owned subsidiary that owns and operates its electric generating plants. As a result, the Company is exempt from substantially all provisions of the 1935 Act as long as it remains an exempt wholesale generator.

     As of January 1, 2002, CenterPoint Energy's electric utility unbundled its businesses in order to separate its power generation, transmission and distribution, and retail electric businesses into separate units. Under the Texas electric restructuring law, as of January 1, 2002, the Company ceased to be subject to traditional cost-based regulation. Since that date, the Company has been selling generation capacity, energy and ancillary services to wholesale purchasers at prices determined by the market. To facilitate a competitive market, each power generation company affiliated with a transmission and distribution utility is required to sell at auction firm entitlements to 15% of the output of its installed generating capacity on a forward basis for varying terms of up to two years (state-mandated auctions). The Company's first state-mandated auction was held in September 2001 for power delivered beginning January 1, 2002. This obligation continues until January 1, 2007 unless before that date the Public Utility Commission of Texas (Texas Utility Commission) determines that at least 40% of the quantity of electric power consumed in 2000 by residential and small commercial customers in CenterPoint Houston's service area is being served by retail electric providers not affiliated with CenterPoint Energy. Reliant Resources, Inc. (Reliant Resources) is deemed to be an affiliate of CenterPoint Energy for purposes of this test.

     Basis of Presentation. The consolidated financial statements include the operations of Texas Genco Holdings, Inc. and its subsidiaries, which manage and operate the Company's electric generation operations. The consolidated financial statements of the Company are presented on a carve-out basis, and present the historical financial position, results of operations and net cash flows of the historically regulated generation-

                           TEXAS GENCO HOLDINGS, INC.

related business of CenterPoint Energy, and are not indicative of the financial position, results of operations or net cash flows that would have existed had the Company been an independent company operating in the Texas deregulated electricity market (ERCOT market) for the year ended December 31, 2001. Beginning January 1, 2002, CenterPoint Energy's generation business was segregated from CenterPoint Energy's electric utility as a separate reporting business segment and began selling electricity in the ERCOT market at prices determined by the market. Accordingly, for 2002 and 2003, net income (loss) reflects the results of market prices for power. Included in operations for 2002 and 2003 are allocations from CenterPoint Energy for corporate services that included accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources, as well as information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics.

     Certain information in these consolidated financial statements as of December 31, 2002 and for each of the years in the two-year period ended December 31, 2002 relating to the results of operations and financial condition was derived from the historical financial statements of CenterPoint Energy which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Various allocation methodologies were employed during these periods to separate the results of operations and financial condition of the generation-related portion of CenterPoint Energy's business from CenterPoint Energy's historical financial statements. For 2001, revenues were allocated based on the allowed regulatory rate of return on regulated invested capital granted to CenterPoint Energy's electric utility by the Texas Utility Commission. The allowed regulatory rate of return was 9.844% for 2001. Expenses during 2001, such as fuel, purchased power, operations and maintenance and depreciation and amortization, and assets, such as property, plant and equipment and inventory, were specifically identified by function and allocated accordingly for the Company's operations. Various allocations were used to disaggregate other common expenses, assets and liabilities between the Company and CenterPoint Energy's regulated transmission and distribution operations as of December 31, 2001 and for the two-year period then ended. Interest expense was calculated based upon an allocation methodology that charged the Company with financing and equity costs from CenterPoint Energy in proportion to its share of total net assets. Interest expense in 2002 through August 31, 2002 was allocated based upon the remaining electric utility debt not specifically identified with Reliant Energy's transmission and distribution utility upon deregulation. Effective with the restructuring of Reliant Energy, no long-term debt was assumed by the Company and interest is incurred on borrowings from CenterPoint Energy. These methodologies reflect the impact of deregulation on the Company's assets and liabilities as of June 30, 1999; however, all existing regulatory assets which are expected to be recovered by the transmission and distribution utility after deregulation have been excluded from these consolidated financial statements.

     Management believes these allocation methodologies to be reasonable. Had the Company actually existed as a separate company, its results could have significantly differed from those presented herein. In addition, future results of operations, financial position and net cash flows are expected to materially differ from the historical results presented.

     On January 6, 2003, CenterPoint Energy distributed approximately 19% of the 80 million shares of Texas Genco's common stock that were then outstanding to CenterPoint Energy's shareholders. Earnings per share has been presented as if the 80 million shares were outstanding for all historical periods in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A)  RECLASSIFICATIONS AND USE OF ESTIMATES

     Certain amounts from the previous years have been reclassified to conform to the 2003 presentation of financial statements. These reclassifications do not affect net income.

                           TEXAS GENCO HOLDINGS, INC.

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

  (b)  INVENTORY

     Inventory consists principally of materials and supplies, coal and lignite, natural gas and fuel oil. Inventories used in the production of electricity are valued at the lower of average cost or market except for coal and lignite, which are valued under the last-in, first-out method. Below is a detail of inventory:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Materials and supplies......................................  $ 92,869   $ 92,409
Coal and lignite............................................    42,791     49,835
Natural gas.................................................    16,733     21,340
Fuel oil....................................................     3,774      6,108
                                                              --------   --------
  Total inventory...........................................  $156,167   $169,692
                                                              ========   ========

  (c)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at historical cost. Repair and maintenance costs are charged to the appropriate expense accounts as incurred. Property, plant and equipment includes the following:

                                                  ESTIMATED           DECEMBER 31,
                                                 USEFUL LIVES   -------------------------
                                                   (YEARS)         2002          2003
                                                 ------------   -----------   -----------
                                                                     (IN THOUSANDS)
Gas-fired generation facilities................   30-60         $ 2,274,317   $ 2,277,591
Coal and lignite-fired generation facilities...     50            3,820,208     3,934,683
Nuclear generation facilities..................     40            2,561,239     2,635,999
Nuclear fuel...................................                     344,003       356,037
Other..........................................    5-50             610,573       630,594
                                                                -----------   -----------
  Total........................................                   9,610,340     9,834,904
Accumulated depreciation and amortization......                  (5,514,703)   (5,709,309)
                                                                -----------   -----------
  Property, plant and equipment, net...........                 $ 4,095,637   $ 4,125,595
                                                                ===========   ===========

     Prior to the restructuring described in Note 1 (Background and Basis of Presentation), substantially all of the Company's physical assets used in the conduct of the business and operations of electric generation were subject to liens securing CenterPoint Energy's First Mortgage Bonds. In connection with the restructuring, these assets were released from the liens. All of the Company's real and tangible properties, subject to certain exclusions, are currently subject to the lien of a First Mortgage Indenture (the Mortgage) dated December 23, 2003 between JPMorgan Chase Bank, as trustee, and the Company's wholly owned subsidiary, Texas Genco, LP. As of December 31, 2003, Texas Genco, LP had issued $75 million aggregate principal amount of first mortgage bonds under the Mortgage to secure obligations under the Company's $75 million 364-day revolving credit facility. (See Note 3).

                           TEXAS GENCO HOLDINGS, INC.

     For further information regarding removal costs previously recorded as a component of accumulated depreciation, see Note 2(j).

  (d)  DEPRECIATION AND AMORTIZATION

     Depreciation is computed using the straight-line method based on economic lives. Depreciation and amortization expense for 2001, 2002 and 2003 was $154 million, $157 million and $159 million, respectively.

  (e)  CAPITALIZED INTEREST

     Capitalized interest is reflected as a reduction to interest expense in the Statements of Consolidated Operations. During the years ended December 31, 2001, 2002 and 2003, the Company capitalized interest of $4 million, $7 million and $9 million, respectively.

  (f)  LONG-LIVED ASSETS AND INTANGIBLES

     The Company periodically evaluates long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. An impairment analysis of generating facilities requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the facilities. A resulting impairment loss is highly dependent on these underlying assumptions. No impairment has been recorded in any of the three years in the period ended December 31, 2003.

  (g)  REVENUE RECOGNITION

     Prior to January 1, 2002, revenues were derived based on actual costs plus an allowed regulatory rate of return based on regulated invested capital. For the periods subsequent to January 1, 2002, the Company has been accounted for as a separate business segment of CenterPoint Energy selling electricity to wholesale purchasers in the ERCOT market. Accordingly, revenues represent actual results of CenterPoint Energy's generation business segment in 2002 operating in a deregulated market. Beginning January 1, 2002, the Company has two primary components of revenue: (1) capacity payments, which entitles the owner to power, and (2) energy payments, which are intended to cover the costs of fuel for the actual electricity produced. Capacity payments are billed and collected one month prior to actual energy deliveries and are recorded as deferred revenue until the month of actual energy delivery. At that point, the deferred revenue is reversed, and both capacity and energy payment revenues are recognized. Prior to 2002, all purchased power was part of the total load used to serve retail customers of the integrated utility. Beginning in 2002, fuel costs and purchased power are costs incurred to support sales of energy in the state-mandated auctions and contractually-mandated auctions required by the Texas Utility Commission, and the corresponding revenues are recorded as energy revenues.

  (h)  INCOME TAXES

     The Company is included in the consolidated income tax returns of CenterPoint Energy. The Company calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. Current federal and state income taxes payable are payable to or receivable from CenterPoint Energy.

                           TEXAS GENCO HOLDINGS, INC.

  (i)  STATEMENT OF CONSOLIDATED CASH FLOWS

     For purposes of reporting cash flows, the Company considers cash equivalents to be short-term, highly liquid investments readily convertible to cash.

  (j)  NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company has identified retirement obligations for nuclear decommissioning at the South Texas Project Electric Generating Station (South Texas Project) and for lignite mine operations which supply the Limestone electric generation facility. Prior to adoption of SFAS No. 143, the Company had recorded liabilities for nuclear decommissioning and the reclamation of the lignite mine. Liabilities were recorded for estimated decommissioning obligations of $140 million and $40 million for reclamation of the lignite at December 31, 2002. Upon adoption of SFAS No. 143 on January 1, 2003, the Company reversed the $140 million previously accrued for the nuclear decommissioning of the South Texas Project and recorded a plant asset of $99 million offset by accumulated depreciation of $36 million as well as a retirement obligation of $187 million. The $16 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 is being deferred as a liability as the recovery of nuclear decommissioning costs continues to be regulated by the Texas Utility Commission. Accordingly, any difference between assets and liabilities associated with nuclear decommissioning are recorded as a receivable or liability as such amount will be funded by or returned to customers of CenterPoint Houston or its successor. The Company also reversed the $40 million it had previously recorded for the mine reclamation and recorded a plant asset of $1 million as well as a retirement obligation of $4 million. The $37 million difference between amounts previously recorded and the amounts recorded upon adoption of SFAS No. 143 was recorded as a cumulative effect of accounting change. The Company has also identified other asset retirement obligations that cannot be estimated because the assets associated with the retirement obligations have an indeterminate life.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the year ended December 31, 2003:

                                BALANCE,                                                          BALANCE,
                               JANUARY 1,   LIABILITIES   LIABILITIES               CASH FLOW   DECEMBER 31,
                                  2003       INCURRED       SETTLED     ACCRETION   REVISIONS       2003
                               ----------   -----------   -----------   ---------   ---------   ------------
                                                               (IN MILLIONS)
Nuclear decommissioning......     $187           --            --          $1           --          $188
Lignite mine.................        4           --            --           2           --             6
                                  ----         ----          ----          --         ----          ----
                                  $191           --            --          $3           --          $194
                                  ====         ====          ====          ==         ====          ====

                           TEXAS GENCO HOLDINGS, INC.

     The following represents the pro-forma effect on the Company's net income for the year ended December 31, 2002, as if the Company had adopted SFAS No. 143 as of January 1, 2002 (in millions, except per share amounts):

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2002
                                                               -----------------
Net loss as reported........................................        $  (93)
Pro-forma net loss..........................................           (86)
DILUTED EARNINGS PER SHARE:
Net loss as reported........................................        $(1.16)
Pro-forma net loss..........................................         (1.07)

     The following represents the Company's asset retirement obligations on a pro-forma basis as if it had adopted SFAS No. 143 as of December 31, 2002:

                                                              AS REPORTED   PRO-FORMA
                                                              -----------   ---------
                                                                   (IN MILLIONS)
Nuclear decommissioning.....................................     $140         $187
Lignite mine................................................       40            4
                                                                 ----         ----
  Total.....................................................     $180         $191
                                                                 ====         ====

     The Company has previously recognized removal costs as a component of depreciation expense. As of December 31, 2002, these removal costs of $115 million have been reclassified from accumulated depreciation to other long-term liabilities in the Consolidated Balance Sheet. Upon adoption of SFAS No. 143, the Company reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The total cumulative effect recognized upon adoption of SFAS No. 143 was $99 million after-tax ($152 million pre-tax).

     On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132(R)). This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132(R) in Note 6 to these consolidated financial statements.

     In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) which will become effective in 2006. The Act contains incentives for the Company, if it continues to provide prescription drug benefits for its retirees, through the provision of a non-taxable reimbursement to the Company of specified costs. The Company has many different alternatives available under the Act, and, until clarifying regulations are issued with respect to the Act, the Company is unable to determine the financial impact. On January 12, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-1)." In accordance with FSP FAS 106-1, the Company's postretirement benefits obligations and net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the legislation. Specific authoritative guidance on the accounting for the legislation is pending and that guidance, when issued, may require the Company to change previously reported information.

                           TEXAS GENCO HOLDINGS, INC.

(3)  SHORT-TERM BORROWINGS

     In December 2003, Texas Genco, LP, a subsidiary of the Company, entered into a 364-day $75 million bank credit facility with a seven-bank syndicate. As of December 31, 2003, there were no borrowings outstanding under the revolving credit facility. Proceeds from the revolving credit facility will be used to meet ongoing working capital requirements and for general corporate purposes. Borrowings under the facility may be made at the London interbank offered rate (LIBOR) plus 150 basis points. The facility is secured by a series of first mortgage bonds issued by Texas Genco LP, in an aggregate principal amount of $75 million under a First Mortgage Indenture (the Mortgage) dated December 23, 2003 between JPMorgan Chase Bank, as trustee, and Texas Genco, LP. All of the Company's real and tangible properties, subject to certain exclusions, are currently subject to the lien of the Mortgage. Under the terms of the facility, if CenterPoint Energy ceases to own, directly or indirectly, at least a 50% voting and economic interest in Texas Genco, LP, an event of default will occur and any borrowings thereunder may become immediately due and payable. Texas Genco's revolving credit facility contains various business and financial covenants. Texas Genco is currently in compliance with the covenants under the credit agreement.

(4)  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     As of December 31, 2002, the Company had $86 million in short-term borrowings and $19 million in long-term borrowings from CenterPoint Energy and its subsidiaries. Such borrowings were used for working capital purposes. Interest expense associated with the borrowings for 2002 was $7 million. As of December 31, 2003, the Company had no short-term or long-term borrowings from CenterPoint Energy and its subsidiaries. As of December 31, 2002, the weighted average interest rate on the borrowings was 6.2%. In addition, through August 31, 2002, $25 million of interest expense was allocated to the Company related to the remaining electric utility debt not specifically identified with CenterPoint Energy's transmission and distribution utility upon deregulation. Interest expense associated with the borrowings during 2003 was $7 million.

     As of December 31, 2002, the Company had net accounts payable to affiliates of $23 million. As of December 31, 2003, the Company had net accounts payable to affiliates of $8 million.

     During 2002 and 2003, the sales and services by the Company to Reliant Resources and its subsidiaries totaled $1 billion and $1.4 billion, respectively. During 2002 and 2003, sales and services by the Company to CenterPoint Energy and its affiliates totaled $53 million and $-0-, respectively.

     During 2002 and 2003, the sales and services by the Company to a major customer other than Reliant Resources totaled $226 million and $205 million, respectively.

     During 2002 and 2003, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $41 million and $29 million, respectively.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $47 million for 2002 and $32 million in 2003 and are included primarily in operation and maintenance expenses.

     Separation Agreement. In connection with the distribution by CenterPoint Energy to its shareholders of 19% of the Company's outstanding common stock, the Company entered into a separation agreement with CenterPoint Energy. This agreement contains provisions governing the Company's relationship with CenterPoint Energy following the distribution and specifies the related ancillary agreements between the Company and CenterPoint Energy. In addition, the separation agreement provides for cross-indemnities

                           TEXAS GENCO HOLDINGS, INC.

intended to place sole financial responsibility on the Company and its subsidiaries for all liabilities associated with the current and historical business and operations the Company conducts, regardless of the time those liabilities arose, and to place sole financial responsibility for liabilities associated with CenterPoint Energy's other businesses with CenterPoint Energy and its other subsidiaries. The separation agreement also contains indemnification provisions under which the Company and CenterPoint Energy each indemnify the other with respect to breaches by the indemnifying party of the separation agreement or any ancillary agreements.

     Tax Allocation Agreement. The Company is a member of the CenterPoint Energy consolidated group for tax purposes, and the Company will continue to file a consolidated federal income tax return with CenterPoint Energy while CenterPoint Energy retains its 81% interest in the Company. Accordingly, the Company has entered into a tax allocation agreement with CenterPoint Energy to govern the allocation of U.S. income tax liabilities and to set forth agreements with respect to certain other tax matters. Generally, if there are tax adjustments related to the Company which relate to a tax return filed for a period when the Company was a member of the CenterPoint Energy consolidated group, the Company is responsible for any increased taxes and the Company will receive the benefit of any tax refunds.

(5)  JOINTLY OWNED ELECTRIC UTILITY PLANT

     The Company owns a 30.8% interest in the South Texas Project, which consists of two 1,250 MW nuclear generating units, and bears a corresponding 30.8% share of capital and operating costs associated with the project. The South Texas Project is owned as a tenancy in common among the Company and three other co-owners, with each owner retaining its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. The Company is severally liable, but not jointly liable, for the expenses and liabilities of the South Texas Project. CenterPoint Energy and the other three co-owners organized STP Nuclear Operating Company (STPNOC) to operate and maintain the South Texas Project. STPNOC is managed by a board of directors comprised of one director appointed by each of the four owners, along with the chief executive officer of STPNOC. The Company's share of direct expenses of the South Texas Project is included in the corresponding operating expense categories in the accompanying financial statements. As of December 31, 2002 and 2003, Texas Genco's total utility plant for the South Texas Project was $385 million and $431 million, respectively, (net of $2.2 billion accumulated depreciation which includes an impairment loss recorded in 1999 of $745 million). As of December 31, 2002 and 2003, Texas Genco's investment in nuclear fuel was $42 million (net of $302 million amortization) and $40 million (net of $316 million amortization), respectively.

(6)  EMPLOYEE BENEFIT PLANS

  (A)  INCENTIVE COMPENSATION PLANS

     During 2003, the Company established a long-term incentive compensation plan (LICP) that provides cash-based performance units to key employees of the Company. The Company's compensation cost related to this plan was less than $1 million for 2003.

  (b)  PENSION

     Substantially all of the Company's employees participate in CenterPoint Energy's qualified non-contributory pension plan. The benefit accrual is in the form of a cash balance of a specified percentage of annual pay plus accrued interest. CenterPoint Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to the Company based on covered employees. Assets of the plan are not segregated or restricted by CenterPoint Energy's participating subsidiaries and accrued obligations for the Company employees would be the obligation of the retirement plan if the Company were to withdraw. Pension benefit was $1 million for the year ended December 31, 2001. The Company recognized pension expense of

                           TEXAS GENCO HOLDINGS, INC.

$15 million (including $9 million of non-recurring early retirement expenses) and $17 million for the years ended December 31, 2002 and 2003, respectively.

     In addition to the plan, the Company participates in CenterPoint Energy's non-qualified pension plan, which allows participants to retain the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. The expense associated with the non-qualified pension plan was less than $1 million in 2001, 2002 and 2003.

  (c)  SAVINGS PLAN

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

     Savings plan benefit expense was $6 million, $9 million and $7 million for the years ended December 31, 2001, 2002 and 2003, respectively.

  (d)  POSTRETIREMENT BENEFITS

     The Company's employees participate in CenterPoint Energy's plan which provides certain healthcare and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective in early 1999, healthcare benefits for future retirees were changed to limit employer contributions for medical coverage. Such benefit costs are accrued over the active service period of employees. The Company funds all of its obligations on a pay-as-you-go basis.

     On January 12, 2004, the FASB issued FAS 106-1. In accordance with FSP FAS 106-1, the Company's postretirement benefits obligations and net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the legislation. Specific authoritative guidance on the accounting for the legislation is pending and that guidance, when issued, may require the Company to change previously reported information.

     The net postretirement benefit cost includes the following components:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2002   2003
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Service cost -- benefits earned during the period...........   $1    $ 1     $1
Interest cost on projected benefit obligation...............    6      3      3
Expected return on plan assets..............................   (4)    (1)    (2)
Net amortization............................................    4      1      2
Benefit enhancement.........................................   --      3     --
                                                               --    ---     --
Net postretirement benefit cost.............................   $7    $ 7     $4
                                                               ==    ===     ==

                           TEXAS GENCO HOLDINGS, INC.

     The Company used the following assumptions to determine net postretirement benefit costs:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2002   2003
                                                              ----   ----   ----
Discount rate...............................................  7.50%  7.25%  6.75%
Expected return on plan assets..............................  10.0%   9.5%   9.0%

     In determining net periodic benefit costs, the Company uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

     The following table displays the change in the benefit obligation, the fair value of plan assets and amounts included in the Company's Consolidated Balance Sheets as of December 31, 2002 and 2003 for the Company's postretirement benefit plans:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2003
                                                              ------    ------
                                                               (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation, beginning of year...........  $   89    $   41
Service cost................................................       1         1
Interest cost...............................................       3         3
Benefits paid...............................................      --        (2)
Participant contributions...................................      --         1
Plan amendments.............................................       3        (1)
Transfer to affiliate.......................................     (52)       --
Actuarial (gain) loss.......................................      (3)        1
                                                              ------    ------
Accumulated benefit obligation, end of year.................  $   41    $   44
                                                              ======    ======
CHANGE IN PLAN ASSETS
Plan assets, beginning of year..............................  $   37    $   15
Benefits paid...............................................      --        (2)
Employer contributions......................................       1         1
Participant contributions...................................      --         1
Transfer to affiliate.......................................     (22)       --
Actual investment return....................................      (1)        3
                                                              ------    ------
Plan assets, end of year....................................  $   15    $   18
                                                              ======    ======
RECONCILIATION OF FUNDED STATUS
Funded status...............................................  $  (26)   $  (26)
Unrecognized transition obligation..........................       8         7
Unrecognized prior service cost.............................      13        11
Unrecognized actuarial loss.................................      (5)       (5)
                                                              ------    ------
Net amount recognized at end of year........................  $  (10)   $  (13)
                                                              ======    ======
AMOUNTS RECOGNIZED IN BALANCE SHEETS
Benefit obligations.........................................  $  (10)   $  (13)
                                                              ------    ------
Net amount recognized at end of year........................  $  (10)   $  (13)
                                                              ======    ======

                           TEXAS GENCO HOLDINGS, INC.

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                              2002           2003
                                                          ------------   ------------
                                                                 (IN MILLIONS)
ACTUARIAL ASSUMPTIONS
Discount rate...........................................          6.75%          6.25%
Expected long-term rate of return on assets.............           9.0%           8.5%
Healthcare cost trend rate assumed for the next year....         11.25%         10.50%
Rate to which the cost trend rate is assumed to decline
  (ultimate trend rate).................................           5.5%           5.5%
Year that the rate reaches the ultimate trend rate......          2011           2011
Measurement date used to determine plan obligations and   December 31,   December 31,
  assets................................................          2002           2003

     Assumed healthcare cost trend rates have a significant effect on the reported amounts for the Company's postretirement benefit plans. However, the effects of a 1% change in the assumed healthcare cost trend rate would change obligations and the total of service and interest costs by less than $1 million.

     The following table displays the weighted average asset allocations as of December 31, 2002 and 2003 for the Company's postretirement benefit plan:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002     2003
                                                              ----     ----
Domestic equity securities..................................   35%      41%
International equity securities.............................    8        9
Debt securities.............................................   54       48
Cash........................................................    3        2
                                                              ---      ---
  Total.....................................................  100%     100%
                                                              ===      ===

     In managing the investments associated with the postretirement benefit plan, the Company's objective is to preserve and enhance the value of plan assets while maintaining an acceptable level of volatility. These objectives are expected to be achieved through an investment strategy, which manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

     As part of the investment strategy discussed above, the Company has adopted and maintains the following asset allocation targets for its postretirement benefit plan:

Domestic equity securities..................................   27-37%
International equity securities.............................    5-15%
Debt securities.............................................   53-63%
Cash........................................................     0-2%

     The expected rate of return assumption was developed by reviewing the targeted asset allocations and historical index performance of the applicable asset classes over a 15-year period, adjusted for investment fees and diversification effects.

     The Company expects to contribute $1 million to its postretirement benefits plan in 2004.

                           TEXAS GENCO HOLDINGS, INC.

  (e)  POSTEMPLOYMENT BENEFITS

     The Company participates in CenterPoint Energy's plan which provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan). Postemployment benefits costs were less than $1 million for 2001 and 2002 and totaled $1 million for 2003.

  (f)  OTHER NON-QUALIFIED PLANS

     The Company participates in CenterPoint Energy's non-qualified deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of the Company. During 2001, 2002 and 2003, benefit expense relating to these programs was less than $1 million each year. Included in "Benefit Obligations" in the accompanying Consolidated Balance Sheets at both December 31, 2002 and 2003 was $4 million of liabilities relating to the deferred compensation plans.

  (g)  OTHER EMPLOYEE MATTERS

     As of December 31, 2003, the Company employed 1,511 people. Of these employees, 1,030 were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 66 that expired in September 2003. The Company's bargaining unit employees have continued to work without interruption and the Company has not had any work interruptions since 1976. The Company continues to have a good relationship with the bargaining unit and is actively negotiating to obtain a new agreement in 2004.

(7)  INCOME TAXES

     The Company's current and deferred components of income tax expense (benefit) were as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2002   2003
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Current
  Federal...................................................  $ 91   $(24)   $73
  State.....................................................    25     --    --
                                                              ----   ----    --
     Total current..........................................   116    (24)   73
                                                              ----   ----    --
Deferred
  Federal...................................................   (42)   (39)   (2)
  State.....................................................    --     --    --
                                                              ----   ----    --
Income tax expense (benefit)................................  $ 74   $(63)   $71
                                                              ====   ====    ==

                           TEXAS GENCO HOLDINGS, INC.

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2002      2003
                                                              ------   -------   ------
                                                                    (IN MILLIONS)
Income (loss) before income taxes...........................   $202     $(156)    $223
  Federal statutory rate....................................     35%       35%      35%
                                                               ----     -----     ----
Income tax expense (benefit) at statutory rate..............     71       (55)      78
                                                               ----     -----     ----
Increase (decrease) in tax resulting from:
  State income taxes, net of federal income tax benefit.....     16        --       --
  Amortization of investment tax credit.....................    (13)       (8)      (7)
  Excess deferred taxes.....................................     (4)       --       --
  Other, net................................................      4        --       --
                                                               ----     -----     ----
     Total..................................................      3        (8)      (7)
                                                               ----     -----     ----
Income tax expense (benefit)................................   $ 74     $ (63)    $ 71
                                                               ====     =====     ====
Effective Rate..............................................   36.5%     40.3%    32.0%
                                                               ====     =====     ====

     The Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases were as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred tax assets:
  Non-current:
     Employee benefits......................................  $  4    $ 11
     Environmental reserves.................................    14       2
     Other..................................................     4       4
                                                              ----    ----
       Total non-current deferred tax assets................    22      17
                                                              ----    ----
Deferred tax liabilities:
  Non-current:
     Depreciation...........................................   829     853
     Other..................................................     6       9
                                                              ----    ----
       Total non-current deferred tax liabilities...........   835     862
                                                              ----    ----
       Accumulated deferred income taxes, net...............  $813    $845
                                                              ====    ====

     The Company is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 1996 tax year. The 1997 through 2000 consolidated federal income tax returns are currently under audit.

(8)  COMMITMENTS AND CONTINGENCIES

  (A)  FUEL AND PURCHASED POWER COMMITMENTS

     Fuel commitments include several long-term coal, lignite and natural gas contracts, which have various quantity requirements and durations that are not classified as non-trading derivatives assets and liabilities in

                           TEXAS GENCO HOLDINGS, INC.

the Company's Consolidated Balance Sheets as of December 31, 2003 as these contracts meet the SFAS No. 133 exception to be classified as normal purchases contracts or do not meet the definition of a derivative. Minimum payment obligations related to coal and transportation agreements and lignite mining and lease agreements that extend through 2012 are approximately $309 million in 2004, $251 million in 2005, $256 million in 2006, $248 million in 2007 and $162 million in 2008. Purchase commitments related to purchased power are not material to the Company's operations. As of December 31, 2003, the pricing provisions in some of these contracts were above market.

  (b)  LEASE COMMITMENTS

     The following table sets forth information concerning the Company's obligations under non-cancelable long-term operating leases at December 31, 2003, which primarily consist of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions).

2004........................................................   $11
2005........................................................    11
2006........................................................    10
2007........................................................    10
2008........................................................    10
2009 and beyond.............................................    47
                                                               ---
  Total.....................................................   $99
                                                               ===

     Total lease expense for all operating leases was $10 million, $11 million and $11 million during 2001, 2002 and 2003, respectively.

  (c)  ENVIRONMENTAL, LEGAL AND OTHER

     Clean Air Standards. The Texas electric restructuring law and regulations adopted by the Texas Commission on Environmental Quality (TCEQ) in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through December 31, 2003, the Company has invested $664 million for NOx emission control, and plans to make expenditures of up to approximately $131 million through 2007. Further revisions to these NOx standards may result from the TCEQ's future rules, expected by 2007, implementing more stringent federal eight-hour ozone standards.

     Asbestos. The Company has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims which it does not consider to have merit.

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

     Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.6 billion as of December 31, 2003. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners currently

                           TEXAS GENCO HOLDINGS, INC.

maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year. In addition, the security procedures at this facility have been enhanced to provide additional protection against terrorist attacks.

     There can be no assurance that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

     Nuclear Decommissioning. CenterPoint Houston contributed $14.8 million in 2001 to trusts established to fund the Company's share of the decommissioning costs for the South Texas Project. CenterPoint Houston contributed $2.9 million in 2002 and 2003 to these trusts. There are various investment restrictions imposed upon the Company by the Texas Utility Commission and the United States Nuclear Regulatory Commission (NRC) relating to the Company's nuclear decommissioning trusts. The Company and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $189 million as of December 31, 2003, of which approximately 37% were fixed-rate debt securities and the remaining 63% were equity securities. In July 1999, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $363 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers.

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

(9)  UNAUDITED QUARTERLY DATA

     Summarized quarterly financial data is as follows:

                                                         YEAR ENDED DECEMBER 31, 2002
                                                     -------------------------------------
                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues...........................................  $  326    $  414     $ 526    $  275
Operating income (loss)............................     (52)      (29)        7       (59)
Net income (loss)..................................     (35)      (18)        3       (43)
Basic and diluted earnings per share...............  $(0.43)   $(0.23)    $0.04    $(0.54)

                           TEXAS GENCO HOLDINGS, INC.

                                                         YEAR ENDED DECEMBER 31, 2003
                                                     -------------------------------------
                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues...........................................  $  359     $ 578     $ 657     $ 408
Operating income (loss)............................     (17)       50       125        64
Income (loss) before cumulative effect of
  accounting change................................     (11)       33        82        47
Cumulative effect of accounting change, net of
  tax..............................................      99        --        --        --
Net income.........................................      88        33        82        47
Basic and diluted earnings per share:
  Income (loss) before cumulative effect of
     accounting change.............................  $(0.14)    $0.42     $1.03     $0.58
  Cumulative effect of accounting change, net of
     tax...........................................    1.24        --        --        --
                                                     ------     -----     -----     -----
  Net income.......................................  $ 1.10     $0.42     $1.03     $0.58
                                                     ======     =====     =====     =====

(10)  SUBSEQUENT EVENT

     On February 5, 2004, the Company's board of directors declared a quarterly cash dividend of $0.25 per share of common stock payable on March 19, 2004 to shareholders of record as of the close of business on February 26, 2004.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Texas Genco Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Texas Genco Holdings, Inc., (the Company), as of December 31, 2002 and 2003, and the related statements of consolidated operations, cash flows and capitalization and shareholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2(j) to the consolidated financial statements, on January 1, 2003, the Company recorded asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     The information called for by Item 10, to the extent not set forth in "Executive Officers" in Item 1 of this Form 10-K, is or will be set forth in the definitive proxy statement relating to Texas Genco's 2004 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to Texas Genco's 2004 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to Texas Genco's 2004 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to Texas Genco's 2004 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information called for by Item 14 is or will be set forth in the definitive proxy statement relating to Texas Genco's 2004 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements.

Statements of Consolidated Operations for the Three Years
  Ended December 31, 2003...................................    42
Consolidated Balance Sheets at December 31, 2002 and 2003...    43
Statements of Consolidated Cash Flows for the Three Years
  Ended December 31, 2003...................................    44
Statements of Consolidated Capitalization and Shareholders'
  Equity for the Three Years Ended December 31, 2003........    45
Notes to Consolidated Financial Statements..................    46
Independent Auditors' Report................................    62

     (a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2003

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

     I, II, III, IV and V.

     (a)(3) Exhibits

     See Index of Exhibits on page 66.

     (b) Reports on Form 8-K

     On October 21, 2003, we filed a Current Report on Form 8-K dated October 21, 2003 in which we furnished information under Item 12 of that form relating to our third quarter 2003 earnings.

     On December 12, 2003, we filed a Current Report on Form 8-K dated December 11, 2003 in which we announced that on December 9, 2003, one of three standby diesel generators at Unit 2 of the South Texas Project nuclear facility experienced a failure during a routine monthly surveillance test.

     On January 29, 2004, we filed a Current Report on Form 8-K dated January 23, 2004 in which we announced that Reliant Resources, Inc. had notified CenterPoint Energy that it would not exercise its option to purchase CenterPoint Energy's 81% interest in Texas Genco Holdings, Inc.

     On February 12, 2004, we filed a Current Report on Form 8-K dated February 12, 2004 in which we furnished information under Item 12 of that form relating to our fourth quarter and full year 2003 earnings.

     On March 3, 2004, we filed a Current Report on Form 8-K dated March 3, 2004 to furnish under Item 9 of that form a slide presentation we expect will be presented to various members of the financial and investment community from time to time.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 12th day of March, 2004.

                                          TEXAS GENCO HOLDINGS, INC.
                                              (Registrant)

                                          By:       /s/ DAVID G. TEES
                                            ------------------------------------
                                                       David G. Tees
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

               SIGNATURE                                        TITLE
               ---------                                        -----

           /s/ DAVID G. TEES               President, Chief Executive Officer and Director
---------------------------------------             (Principal Executive Officer)
            (David G. Tees)


         /s/ GARY L. WHITLOCK             Executive Vice President, Chief Financial Officer
---------------------------------------                          and
          (Gary L. Whitlock)                   Director (Principal Financial Officer)


          /s/ JAMES S. BRIAN                 Senior Vice President and Chief Accounting
---------------------------------------                        Officer
           (James S. Brian)                        (Principal Accounting Officer)


         /s/ J. EVANS ATTWELL                                 Director
---------------------------------------
          (J. Evans Attwell)


        /s/ DONALD R. CAMPBELL                                Director
---------------------------------------
         (Donald R. Campbell)


       /s/ ROBERT J. CRUIKSHANK                               Director
---------------------------------------
        (Robert J. Cruikshank)


    /s/ PATRICIA A. HEMINGWAY HALL                            Director
---------------------------------------
     (Patricia A. Hemingway Hall)


        /s/ DAVID M. MCCLANAHAN                               Director
---------------------------------------
         (David M. McClanahan)


         /s/ SCOTT E. ROZZELL                                 Director
---------------------------------------
          (Scott E. Rozzell)

                           TEXAS GENCO HOLDINGS, INC.

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2003

                               INDEX OF EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                          SEC FILE
                                                                                             OR
    EXHIBIT                                                                             REGISTRATION    EXHIBIT
    NUMBER                    DESCRIPTION             REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
    -------                   -----------             --------------------------------  ------------   ---------
      3.1      --   Amended and Restated Articles of  Texas Genco Holdings, Inc.'s         1-31449        3.1
                    Incorporation                     ("Texas Genco") Form 10-K for
                                                      the year ended December 31, 2002
      3.2      --   Amended and Restated Bylaws       Texas Genco's Form 10-K for the      1-31449        3.2
                                                      year ended December 31, 2002
      4.1      --   Specimen Stock Certificate        Texas Genco's registration           1-31449        4.1
                                                      statement on Form 10
     10.1      --   Separation Agreement between      Texas Genco's Form 10-K for the      1-31449        10.1
                    CenterPoint Energy, Inc.          year ended December 31, 2002
                    ("CenterPoint Energy") and Texas
                    Genco effective as of August 31,
                    2002
     10.2      --   Texas Genco Option Agreement      CenterPoint Energy Houston            1-3187        10.4
                                                      Electric, LLC's (formerly
                                                      Reliant Energy, Incorporated)
                                                      ("REI") quarterly report on Form
                                                      10-Q for the quarter ended March
                                                      31, 2001
     10.3      --   Transition Services Agreement     Texas Genco's Form 10-K for the      1-31449        10.3
                    between CenterPoint Energy and    year ended December 31, 2002
                    Texas Genco effective as of
                    August 31, 2002
     10.4      --   Technical Services Agreement      CenterPoint Houston's quarterly    001-31449        10.3
                                                      report on Form 10-Q for the
                                                      quarter ended March 31, 2001
     10.5      --   Tax Allocation Agreement between  Texas Genco's Form 10-K for the      1-31449        10.5
                    CenterPoint Energy and Texas      year ended December 31, 2002
                    Genco effective as of August 31,
                    2002
    10.6(a)    --   Executive Benefit Plan of         Houston Industries                    1-7629     10(a)(1),
                    CenterPoint and First and Second  Incorporated's ("HI") Form 10-Q                  (a)(2) and
                    Amendments thereto effective as   for the quarter ended March 31,                    (a)(3)
                    of June 1, 1982, July 1, 1984     1987
                    and May 7, 1986, respectively
    10.6(b)    --   Third Amendment to Exhibit        REI's Form 10-K for the year          1-3187      10(a)(2)
                    10.6(a) dated September 17, 1999  ended December 31, 2000
    10.7(a)    --   Executive Life Insurance Plan of  HI's Form 10-K for the year           1-7629       10(q)
                    CenterPoint effective as of       ended December 31, 1993
                    January 1, 1994
    10.7(b)    --   First Amendment to Exhibit        HI's Form 10-Q for the quarter        1-7629         10
                    10.7(a) effective as of January   ended June 30, 1995
                    1, 1994
    10.7(c)    --   Second Amendment to Exhibit       REI's Form 10-K for the year          1-3187      10(s)(3)
                    10.7(a) effective as of August    ended December 31, 1997
                    6, 1997

                                                                                          SEC FILE
                                                                                             OR
    EXHIBIT                                                                             REGISTRATION    EXHIBIT
    NUMBER                    DESCRIPTION             REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
    -------                   -----------             --------------------------------  ------------   ---------
    10.8(a)    --   Long-Term Incentive Compensation  HI's Form 10-Q for the quarter        1-7629       10(c)
                    Plan of CenterPoint effective as  ended June 30, 1989
                    of January 1, 1989
    10.8(b)    --   First Amendment to Exhibit        HI's Form 10-K for the year           1-7629      10(f)(2)
                    10.8(a) effective as of January   ended December 31, 1989
                    1, 1990
    10.8(c)    --   Second Amendment to Exhibit       HI's Form 10-K for the year           1-7629      10(u)(3)
                    10.8(a) effective as of December  ended December 31, 1992
                    22, 1992
    10.8(d)    --   Third Amendment to Exhibit        REI's Form 10-K for the year          1-3187      10(m)(4)
                    10.8(a) effective as of August    ended December 31, 1997
                    6, 1997
     10.9      --   Retention Agreement effective     REI's Form 10-K for the year          1-3187       10(jj)
                    October 15, 2001 between REI and  ended December 31, 2001
                    David G. Tees
    10.10(a)   --   Deferred Compensation Plan of     HI's Form 10-K for the year           1-7629      10(d)(3)
                    CenterPoint effective as of       ended December 31, 1990
                    January 1, 1991
    10.10(b)   --   First Amendment to Exhibit        HI's Form 10-K for the year           1-7629      10(j)(2)
                    10.10(a) effective as of January  ended December 31, 1991
                    1, 1991
    10.10(c)   --   Second Amendment to Exhibit       HI's Form 10-Q for the quarter        1-7629       10(g)
                    10.10(a) effective as of March    ended March 31, 1992
                    30, 1992
    10.10(d)   --   Third Amendment to Exhibit        HI's Form 10-K for the year           1-7629      10(j)(4)
                    10.10(a) effective as of June 2,  ended December 31, 1993
                    1993
    10.10(e)   --   Fourth Amendment to Exhibit       HI's Form 10-K for the year           1-7629      10(j)(5)
                    10.10(a) effective as of          ended December 31, 1993
                    December 1, 1993
    10.10(f)   --   Fifth Amendment to Exhibit        HI's Form 10-K for the year           1-7629      10(j)(6)
                    10.10(a) effective as of          ended December 31, 1994
                    September 7, 1994
    10.10(g)   --   Sixth Amendment to Exhibit        HI's Form 10-Q for the quarter        1-7629       10(b)
                    10.10(a) effective as of August   ended June 30, 1995
                    1, 1995
    10.10(h)   --   Seventh Amendment to Exhibit      HI's Form 10-Q for the quarter        1-7629       10(d)
                    10.10(a) effective as of          ended June 30, 1996
                    December 1, 1995
    10.10(i)   --   Eighth Amendment to Exhibit       HI's Form 10-Q for the quarter        1-7629       10(d)
                    10.10(a) effective as of January  ended June 30, 1997
                    1, 1997
    10.10(j)   --   Ninth Amendment to Exhibit        REI's Form 10-K for the year          1-3187     10(1)(10)
                    10.10(a) effective in part        ended December 31, 1997
                    August 6, 1997, in part October
                    1, 1997 and in part January 1,
                    1998
    10.10(k)   --   Tenth Amendment to Exhibit        REI's Form 10-K for the year          1-3187
                    10.10(a) effective as of          ended December 31, 1997
                    September 3, 1997
     10.11     --   Assignment and Assumption         Texas Genco's registration           1-31449       10.11
                    Agreement for the Technical       statement on Form 10
                    Services Agreement entered into
                    as of August 31, 2002, by and
                    between Texas Genco, LP and REI

                                                                                          SEC FILE
                                                                                             OR
    EXHIBIT                                                                             REGISTRATION    EXHIBIT
    NUMBER                    DESCRIPTION             REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
    -------                   -----------             --------------------------------  ------------   ---------
     10.12     --   Undertaking to Comply with        Texas Genco's registration           1-31449       10.12
                    Certain Provisions of Option      statement on Form 10
                    Agreement entered into as of
                    August 31, 2002 by Texas Genco
     10.13     --   Amendment No. 1 to Texas Genco    Texas Genco's Form 10-K for the      1-31449       10.13
                    Option Agreement dated February   year ended December 31, 2002
                    21, 2003
     10.14     --   $75,000,000 revolving credit      CenterPoint Energy Inc.'s            1-31447     10(pp)(1)
                    facility dated as of December     ("CNP") Form 10-K for the year
                    23, 2003 among Texas Genco, LP    ended December 31, 2003
                    and the banks named therein
     10.15     --   First mortgage indenture, dated   CNP's Form 10-K for the year         1-31447     10(pp)(2)
                    as of December 23, 2003 among     ended December 31, 2003
                    Texas Genco, LP and JPMorgan
                    Chase Bank, as trustee
     10.16     --   First supplemental indenture to   CNP's Form 10-K for the year         1-31447     10(pp)(3)
                    Exhibit 10.15 dated as of         ended December 31, 2003
                    December 23, 2003
     10.17     --   Pledge Agreement, dated as of     CNP's Form 10-Q for the quarter      1-31447        10.9
                    October 7, 2003, executed in      ended September 30, 2003
                    connection with Credit
                    Agreement, dated as of October
                    7, 2003, among CenterPoint
                    Energy and the banks named
                    therein
     10.18     --   CenterPoint Energy 1985 Deferred  CNP's Form 10-Q for the quarter      1-31447        10.1
                    Compensation Plan, as amended     ended September 30, 2003
                    and restated effective January
                    1, 2003
     10.19     --   CenterPoint Energy Deferred       CNP's Form 10-Q for the quarter      1-31447        10.2
                    Compensation Plan, as amended     ended September 30, 2003
                    and restated effective January
                    1, 2003
     10.20     --   CenterPoint Energy Short Term     CNP's Form 10-Q for the quarter      1-31447        10.3
                    Incentive Plan, as amended and    ended September 30, 2003
                    restated effective January 1,
                    2003
     10.21     --   CenterPoint Energy Executive      CNP's Form 10-Q for the quarter      1-31447        10.4
                    Benefits Plan, as amended and     ended September 30, 2003
                    restated effective January 1,
                    2003
     10.22     --   CenterPoint Energy Executive      CNP's Form 10-Q for the quarter      1-31447        10.5
                    Life Insurance Plan, as amended   ended September 30, 2003
                    and restated effective June 18,
                    2003
     10.23     --   Texas Genco Holdings, Inc.        Texas Genco's Form 10-Q for the      1-31449        10.7
                    Performance Unit Plan effective   quarter ended September 30, 2003
                    January 1, 2003
     21.1      --   Subsidiaries of Texas Genco       Texas Genco's registration           1-31449        21.1
                                                      statement on Form 10
    +31.1      --   Rule 13a-14(a)/15d-14(a)
                    Certification of David G. Tees
    +31.2      --   Rule 13a-14(a)/15d-14(a)
                    Certification of Gary L.
                    Whitlock
    +32.1      --   Section 1350 Certification of
                    David G. Tees
    +32.2      --   Section 1350 Certification of
                    Gary L. Whitlock