Form 10-Q
period 2004-03-31
TEXAS GENCO HOLDINGS INC
filed 2004-05-10
CIK 1188303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM --------- TO -------------.

                         ------------------------------

                         Commission file number 1-31449

                           TEXAS GENCO HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

                            TEXAS                                                      76-0695920
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                   1111 LOUISIANA                                                    (713) 207-1111
                HOUSTON, TEXAS 77002                              (Registrant's telephone number, including area code)
(Address and zip code of principal executive offices)

                         ------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         As of May 1, 2004, Texas Genco Holdings, Inc., (Texas Genco) had 80,000,000 shares of common stock outstanding, including 64,764,240 shares which were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                           TEXAS GENCO HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements..........................................................      1
            Statements of Consolidated Income
              Three Months Ended March 31, 2003 and 2004 (unaudited)...........................      1
            Consolidated Balance Sheets
              December 31, 2003 and March 31, 2004 (unaudited).................................      2
            Statements of Consolidated Cash Flows
              Three Months Ended March 31, 2003 and 2004 (unaudited)...........................      3
            Notes to Unaudited Consolidated Financial Statements...............................      4
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations.........................................................................      8
         Item 3. Quantitative and Qualitative Disclosures About Market Risk....................     13
         Item 4. Controls and Procedures.......................................................     14

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings.............................................................     15
         Item 6. Exhibits and Reports on Form 8-K..............................................     15

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

         The following are some of the factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

         - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the Electric Reliability Council of Texas (ERCOT) market; and changes in, or application of, environmental or other laws or regulations to which we are subject;

         - the timing and extent of changes in commodity prices, particularly natural gas;

         - the effects of competition, including the extent and timing of the entry of additional competitors in the ERCOT market;

         -        the results of our capacity auctions;

         -        weather variations and other natural phenomena;

         - commercial bank and financial market conditions, and our access to capital and credit;

         - non-payment of our services due to financial distress of our customers, including Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI); and

         - other factors we discuss in "Risk Factors" beginning on page 18 of the Texas Genco Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

         Additional risk factors are described in other documents we file with the Securities and Exchange Commission.

         You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TEXAS GENCO HOLDINGS, INC.

                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
                                                                            2003           2004
                                                                         ----------     ----------
REVENUES ............................................................    $  358,587     $  439,129
                                                                         ----------     ----------
EXPENSES:
  Fuel costs ........................................................       207,989        186,315
  Purchased power ...................................................        11,994          8,270
  Operation and maintenance .........................................       105,350        101,327
  Depreciation and amortization .....................................        39,079         40,369
  Taxes other than income taxes .....................................        11,291         12,256
                                                                         ----------     ----------
       Total ........................................................       375,703        348,537
                                                                         ----------     ----------
OPERATING INCOME (LOSS) .............................................       (17,116)        90,592
OTHER INCOME ........................................................           200            388
INTEREST EXPENSE ....................................................        (2,803)           (26)
                                                                         ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE ..........................................................       (19,719)        90,954
INCOME TAX BENEFIT (EXPENSE) ........................................         8,837        (30,062)
                                                                         ----------     ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE .........       (10,882)        60,892
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ..................        98,910             --
                                                                         ----------     ----------
NET INCOME ..........................................................    $   88,028     $   60,892
                                                                         ==========     ==========
BASIC AND DILUTED EARNINGS PER SHARE:
Income (Loss) Before Cumulative Effect of Accounting Change .........    $    (0.14)    $     0.76
Cumulative Effect of Accounting Change, net of tax ..................          1.24             --
                                                                         ----------     ----------
Net Income ..........................................................    $     1.10     $     0.76
                                                                         ==========     ==========

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    DECEMBER 31,      MARCH 31,
                                                                                    ------------     ------------
                                                                                        2003             2004
                                                                                    ------------     ------------
                                      ASSETS
CURRENT ASSETS:
  Cash .........................................................................    $         33     $        309
  Short-term investments .......................................................          44,525               --
  Short-term note receivable - affiliated companies, net .......................              --           52,155
  Customer accounts receivable .................................................          78,122           62,257
  Accounts receivable, other ...................................................           3,716            3,231
  Materials and supplies .......................................................          92,409           88,631
  Fuel stock ...................................................................          77,283           80,219
  Prepaid expenses and other current assets ....................................           2,304            3,427
                                                                                    ------------     ------------
       Total current assets ....................................................         298,392          290,229
                                                                                    ------------     ------------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment ................................................       9,834,904        9,858,770
  Less accumulated depreciation and amortization ...............................      (5,709,309)      (5,757,149)
                                                                                    ------------     ------------
    Property, plant and equipment, net .........................................       4,125,595        4,101,621
                                                                                    ------------     ------------

OTHER ASSETS:
  Nuclear decommissioning trust ................................................         189,182          201,310
  Other ........................................................................          26,462           26,198
                                                                                    ------------     ------------
       Total other assets ......................................................         215,644          227,508
                                                                                    ------------     ------------
          TOTAL ASSETS .........................................................    $  4,639,631     $  4,619,358
                                                                                    ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - affiliated companies, net .................................    $      7,802     $      4,175
  Accounts payable, fuel .......................................................          68,747           74,656
  Accounts payable, other ......................................................          40,165           34,235
  Taxes and interest accrued ...................................................         107,605           51,315
  Deferred capacity auction revenue ............................................          86,853           82,318
  Other ........................................................................          17,579           16,289
                                                                                    ------------     ------------
       Total current liabilities ...............................................         328,751          262,988
                                                                                    ------------     ------------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net .......................................         844,545          838,717
  Unamortized investment tax credit ............................................         150,533          147,649
  Nuclear decommissioning reserve ..............................................         187,997          190,394
  Benefit obligations ..........................................................          18,399           19,804
  Accrued reclamation costs ....................................................           6,000            6,110
  Other ........................................................................          70,245           79,643
                                                                                    ------------     ------------
       Total other liabilities .................................................       1,277,719        1,282,317
                                                                                    ------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY:
  Common stock (80,000,000 shares outstanding at December 31, 2003 and March 31,
    2004, respectively) ........................................................               1                1
  Additional paid-in capital ...................................................       2,917,444        2,917,444
  Retained earnings ............................................................         115,716          156,608
                                                                                    ------------     ------------
       Total shareholders' equity ..............................................       3,033,161        3,074,053
                                                                                    ------------     ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................    $  4,639,631     $  4,619,358
                                                                                    ============     ============

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                      2003              2004
                                                                   ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................    $   88,028        $   60,892
  Cumulative effect of accounting change ......................       (98,910)               --
                                                                   ----------        ----------
  Income (loss) before cumulative effect of accounting change .       (10,882)           60,892
  Adjustments to reconcile income (loss) before cumulative
    effect of accounting change to net cash provided by (used
    in) operating activities:
     Depreciation and amortization ............................        39,079            40,369
     Fuel-related amortization ................................         6,535             6,916
     Amortization of deferred financing costs .................            --               274
     Deferred income taxes ....................................        (4,971)           (3,342)
     Investment tax credit ....................................        (3,037)           (2,884)
     Changes in other assets and liabilities:
       Accounts receivable ....................................        (8,512)           16,350
       Taxes receivable .......................................          (830)               --
       Inventory ..............................................       (15,226)              842
       Accounts payable .......................................         9,750               (21)
       Accounts payable, affiliate ............................       (10,989)           (3,627)
       Taxes and interest accrued .............................       (29,563)          (56,290)
       Accrued reclamation costs ..............................         3,805               110
       Benefit obligations ....................................           338             1,405
       Deferred revenue from capacity auctions ................        (1,877)           (4,535)
       Other current assets ...................................         1,319            (1,123)
       Other current liabilities ..............................        (6,229)           (1,290)
       Other long-term assets .................................           808              (164)
       Other long-term liabilities ............................        (6,448)           (2,819)
                                                                   ----------        ----------
          Net cash provided by (used in) operating activities .       (36,930)           51,063
                                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures and other ..............................       (44,340)          (23,051)
  Increase in note receivable, affiliate ......................            --           (52,155)
                                                                   ----------        ----------
          Net cash used in investing activities ...............       (44,340)          (75,206)
                                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of common stock dividends ...........................       (20,000)          (20,000)
  Debt issuance costs .........................................            --              (106)
  Increase in short-term notes payables, affiliate ............       102,099                --
                                                                   ----------        ----------
          Net cash provided by (used in) financing activities .        82,099           (20,106)
                                                                   ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........           829           (44,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............           578            44,558
                                                                   ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................    $    1,407        $      309
                                                                   ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest ....................................................    $    2,099        $      436
  Income taxes ................................................            --             7,056

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

         General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of Texas Genco Holdings, Inc. (Texas Genco or the Company) are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of Texas Genco for the year ended December 31, 2003 (Texas Genco Form 10-K).

         Background. The Company is an 81% owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy). CenterPoint Energy is subject to regulation by the Securities and Exchange Commission (SEC) as a "registered holding company" under the Public Utility Holding Company Act of 1935, as amended (1935
Act). In October 2003, the Federal Energy Regulatory Commission (FERC) granted exempt wholesale generator status to Texas Genco, LP, the Company's wholly owned subsidiary that owns and operates its electric generating plants. As a result, the Company is exempt from substantially all provisions of the 1935 Act as long as Texas Genco, LP remains an exempt wholesale generator. SEC approval would be required, however, for CenterPoint Energy to issue and sell securities for the purpose of funding the Company's operations, or for CenterPoint Energy to guarantee the Company's securities. Also, SEC policy precludes the Company from borrowing from CenterPoint Energy's utility subsidiaries.

         Basis of Presentation. The Interim Financial Statements include the operations of Texas Genco Holdings, Inc. and its subsidiaries, which manage and operate the Company's electric generation operations.

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

         The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests.

         Note 2(f) (Long-Lived Assets and Intangibles) and Note 8 (Commitments and Contingencies) to the consolidated annual financial statements included in the Texas Genco Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

         For information regarding certain environmental matters and legal proceedings, see Note 4 to the Interim Financial Statements.

(2) NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). For special-purpose entities (SPE's) created before February 1, 2003, the Company applied the provisions of FIN 46 or FIN 46-R as of

December 31, 2003. The revised FIN 46-R is effective for all other entities for financial periods ending after March 15, 2004. The Company evaluated two purchase power contracts with qualifying facilities as defined in the Public Utility Regulatory Policies Act of 1978 and concluded that it was not required to consolidate the entities that own the qualifying facilities.

         On December 23, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132 (R)) which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132 (R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132 (R) in
Note 5 to these Interim Financial Statements.

         In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) which will become effective in 2006. The Act contains incentives for the Company, if it continues to provide prescription drug benefits for its retirees, through the provision of a non-taxable reimbursement to the Company of specified costs. The Company has many different alternatives available under the Act, and, until clarifying regulations are issued with respect to the Act, the Company is unable to determine the financial impact the Act will have on the Company. On January 12, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-1)." In accordance with FSP FAS 106-1, the Company's postretirement benefits obligations and net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the legislation. Specific authoritative guidance on the accounting for the legislation is pending, and that guidance, when issued, may require the Company to change previously reported information.

(3) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

         As of December 31, 2003 and March 31, 2004, the Company had net accounts payable to affiliates of $8 million and $4 million, respectively.

         As of March 31, 2004, the Company had short-term notes receivable from affiliates of $52 million, which represented funds invested in CenterPoint Energy's money pool for unregulated subsidiaries.

         During the three months ended March 31, 2003 and 2004, the sales and services by the Company to Reliant Energy, Inc., (formerly named Reliant Resources, Inc.) (RRI) and its subsidiaries totaled $244 million and $254 million, respectively. During the three months ended March 31, 2003 and 2004, there were no sales and services by the Company to CenterPoint Energy and its affiliates. During the three months ended March 31, 2003 and 2004, the sales and services by the Company to another major customer, totaled $38 million and $83 million, respectively.

         During the three months ended March 31, 2003 and 2004, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $5 million and $6 million, respectively.

         CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $10 million and $6 million for the three months ended March 31, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses.

(4) COMMITMENTS AND CONTINGENCIES

         Clean Air Standards. The 1999 Texas Electric Choice Law (Texas electric restructuring law) and regulations adopted by the Texas Commission on Environmental Quality (TCEQ) in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through March 31, 2004, the Company has invested $679 million for NOx emission control, and plans to make additional expenditures of up to approximately $116 million during the remainder of 2004 through 2007. Further revisions to these NOx requirements may result from the EPA's ongoing review of these TCEQ rules and from the TCEQ's future rules, expected by 2007, implementing more stringent federal eight-hour ozone standards.

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

         Texas Antitrust Action. In July 2003, Texas Commercial Energy filed a lawsuit against Reliant Energy, Incorporated (Reliant Energy), RRI, Reliant Electric Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market in federal court in Corpus Christi, Texas. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleges that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit seeks damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. In February 2004, this complaint was amended to add CenterPoint Energy and CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), as successors to Reliant Energy, and Texas Genco, LP as defendants. The plaintiff's principal allegations have previously been investigated by the Texas Utility Commission and found to be without merit. CenterPoint Energy and the Company believe the plaintiff's allegations are without merit and will seek their dismissal.

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

         Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.8 billion as of March 31, 2004. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year.

         There can be no assurance that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

         Nuclear Decommissioning. CenterPoint Houston contributed $2.9 million in 2003 to trusts established to fund the Company's share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2004. There are various investment restrictions imposed upon the Company by the Public Utility Commission of Texas and the United States Nuclear Regulatory Commission (NRC) relating to the Company's nuclear decommissioning trusts. The Company and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $201 million as of March 31, 2004, of which approximately 36% were fixed-rate debt securities and the remaining 64% were equity securities. In July 1999, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $363 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers of CenterPoint Houston or its successor.

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

(5) EMPLOYEE BENEFIT PLANS

         The Company's employees participate in CenterPoint Energy's postretirement benefit plan. Net periodic cost in each of the three month periods ended March 31, 2003 and 2004 was $1 million. The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1 million to its postretirement benefits plan in 2004. As of March 31, 2004, $0.3 million has been contributed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Company's Interim Financial Statements and notes contained in this Form 10-Q.

                                    OVERVIEW

         We are a wholesale electric power generating company that owns 60 generating units at 11 electric power generation facilities located in Texas. We also own a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating station with two 1,250 megawatt (MW) nuclear generating units. As of March 31, 2004, the aggregate net generating capacity of our portfolio of assets was 14,153 megawatts (MW), of which 2,988 MW of gas-fired capacity was then mothballed. In May 2004, 403 MW will return to service. The remaining 2,585 MW of gas-fired capacity that is currently mothballed will remain mothballed through April 2005. We sell electric generation capacity, energy and ancillary services in the Electric Reliability Council of Texas (ERCOT) market, which is the largest power market in the State of Texas and encompasses the majority of the population centers in the State of Texas. ERCOT facilitates reliable grid operations for approximately 85% of the demand for power in the state.

         We are an 81% owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy). CenterPoint Energy has expressed its intention to monetize its 81% interest in us in 2004 and has engaged a financial advisor to assist it in that pursuit. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. In October 2003, the Federal Energy Regulatory Commission (FERC) granted exempt wholesale generator
(EWG) status to Texas Genco, LP, our wholly owned subsidiary that owns and operates our electric generating plants. As a result, we are exempt from substantially all provisions of the 1935 Act. We will remain exempt for so long as Texas Genco, LP remains an EWG. Securities and Exchange Commission (SEC) approval would be required, however, for CenterPoint Energy to issue and sell securities for the purpose of funding our operations, or for CenterPoint Energy to guarantee our securities. Also, SEC policy precludes us from borrowing from CenterPoint Energy's utility subsidiaries.

                                EXECUTIVE SUMMARY

1ST QUARTER 2004 HIGHLIGHTS

         In the first quarter of 2004, we reported net income of $61 million ($0.76 per diluted share) as compared to a loss of $11 million ($0.14 per diluted share) in the first quarter of 2003 before the cumulative effect of an accounting change. The improvement was primarily related to higher capacity revenue for base-load products driven by continued high natural gas prices. Operation and maintenance expenses decreased due to a reduction in planned and unplanned outages in the first quarter of 2004 compared to the first quarter of 2003. Net income for the first quarter of 2003 included a $99 million after-tax ($152 million pre-tax) non-cash gain ($1.24 per diluted share) from the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) as further discussed below under " -- Consolidated Results of Operations."

2004 OUTLOOK

         In our capacity auctions held through March 2004, we have sold forward approximately 94% of our available base-load capacity for 2004, representing over $830 million of capacity revenue under contract. In addition, we have sold gas-fired and non-firm base-load capacity bringing the total 2004 contracted capacity revenues to over $1.03 billion. In total, we have now sold 87% of our total available capacity for 2004. Available base-load capacity is defined as our total base-load capacity less planned outages and less 750 megawatts of operating reserves. For 2005, we have sold forward approximately 66% of our available base-load capacity, which represents over $560 million of contracted base-load capacity revenue. In addition, we have sold non-firm base-load capacity bringing the total 2005 contracted capacity revenues to over $620 million. In May and July 2004, we plan to conduct additional auctions in which we will offer the remaining portion of our 2004 available capacity and additional 2005 available capacity. Studies are underway to determine longer-term strategies, including selling capacity through contractual agreements as well as auctions and evaluating financial hedging policies. In addition to capacity sales, we have sold approximately $10 million of surplus emission allowances, including $4 million sold in the first quarter of 2004, and will evaluate future sales as opportunities develop. Financial performance in 2004 and beyond is highly dependent on continued strong wholesale electricity prices, as well as the operating performance of our base-load generating units.

         In December 2003, one of the three auxiliary standby diesel generators for Unit 2 at the South Texas Project failed during a routine test. The Nuclear Regulatory Commission allowed continued operation of Unit 2 while repairs to the generator were made. Repairs were completed and the generator was successfully tested and returned to service during the refueling outage which ended in late April. Also during the outage, an inspection of the Unit 2 reactor vessel bottom found no evidence of leaks as were found and repaired on Unit 1 in 2003.

         In March 2004, AEP Central Texas Company (AEP), one of our co-owners in the South Texas Project, notified us that it has received an offer by a third party to purchase its entire 25.2 percent ownership interest in the South Texas Project for $332.6 million, subject to certain adjustments at closing. Under the terms of the agreements among the owners of the South Texas Project, we and each of the other two co-owners have the right to purchase AEP's interest for the cash price offered by the third party. To exercise the right of first refusal, we must give notice to AEP within three months of their notice to us. If more than one owner elects to purchase all or a portion of the interest being sold, the interest will be prorated among the owners seeking to purchase AEP's interest in proportion to their ownership interests in the South Texas Project. We are currently evaluating the offer received, but have not made a decision whether to exercise our rights.

                       CONSOLIDATED RESULTS OF OPERATIONS

         The following table sets forth our consolidated results of operations for the three months ended March 31, 2003 and 2004, followed by a discussion of our consolidated results of operations.

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        -------------------------------
                                                                             2003             2004
                                                                        --------------    -------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                                 AND MWH DATA)

REVENUES ............................................................    $    358,587     $    439,129
                                                                         ------------     ------------

EXPENSES:
  Fuel costs ........................................................         207,989          186,315
  Purchased power ...................................................          11,994            8,270
  Operation and maintenance .........................................         105,350          101,327
  Depreciation and amortization .....................................          39,079           40,369
  Taxes other than income taxes .....................................          11,291           12,256
                                                                         ------------     ------------
       Total ........................................................         375,703          348,537
                                                                         ------------     ------------
OPERATING INCOME (LOSS) .............................................         (17,116)          90,592

OTHER INCOME ........................................................             200              388
INTEREST EXPENSE ....................................................          (2,803)             (26)
                                                                         ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE ..........................................................         (19,719)          90,954
INCOME TAX BENEFIT (EXPENSE) ........................................           8,837          (30,062)
                                                                         ------------     ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE .........         (10,882)          60,892
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ..................          98,910               --
                                                                         ------------     ------------
NET INCOME ..........................................................    $     88,028     $     60,892
                                                                         ============     ============
BASIC AND DILUTED EARNINGS PER SHARE:
  Income (Loss) Before Cumulative Effect of Accounting Change .......    $      (0.14)    $       0.76
  Cumulative Effect of Accounting Change, net of tax ................            1.24             --
                                                                         ------------     ------------
  Net Income ........................................................    $       1.10     $       0.76
                                                                         ============     ============

   Sales (MWH) ......................................................       9,276,344       10,720,778
   Generation (MWH) .................................................       8,994,753       10,149,190

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         In the first quarter of 2004, we reported net income of $61 million ($0.76 per diluted share) as compared to a loss of $11 million ($0.14 per diluted share) in the first quarter of 2003 before the cumulative effect of an accounting change. Revenues increased $80 million in the first quarter of 2004 as compared to the same period in 2003 due to higher capacity revenue for base-load products driven by continued high natural gas prices. Most of these base-load products were sold in capacity auctions held when natural gas prices were higher than when we sold our capacity for 2003. Additionally, the sale of surplus air emission allowances contributed $4 million to the increase in revenues. Fuel and purchased power costs declined $25 million in the first quarter of 2004 as compared to the same period in 2003 reflecting the increase in availability of our lower-cost base-load units in 2004, lower gas prices in 2004 and lower demand for gas-fired generation products. Operation and maintenance expenses decreased $4 million primarily due to a reduction in planned and unplanned outages in the first quarter of 2004 as compared to the same period in 2003.

         In connection with the adoption of SFAS No. 143, we completed an assessment of the applicability and implications of SFAS No. 143. As a result of the assessment, we identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The first quarter 2003 results include a $99 million after-tax ($152 million pre-tax) non-cash gain ($1.24 per diluted share) from the adoption of SFAS No. 143.

                           RELATED PARTY TRANSACTIONS

         We have entered into a number of agreements with CenterPoint Energy that govern our interim and ongoing relationships with CenterPoint Energy, including providing various interim services to us. Pursuant to the requirements of the 1935 Act, CenterPoint Energy has formed a service company through which these services are delivered. For information regarding our agreements and other relationships with CenterPoint Energy, please read Note 3 to our Interim Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in the Texas Genco Form 10-K.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

         For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the Texas Genco Form 10-K and "Risk Factors" in Item 1 of Part I of the Texas Genco Form 10-K, each of which is incorporated herein by reference.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

         The net cash provided by/used in our operating, investing and financing activities for the three months ended March 31, 2003 and 2004 is as follows (in millions):

                               THREE MONTHS ENDED MARCH 31,
                               ----------------------------
                               2003                   2004
                               ----                   ----
Cash provided by (used in):
   Operating activities ...    $(37)                  $ 51
   Investing activities ...     (44)                   (75)
   Financing activities ...      82                    (20)

CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities increased $88 million for the three months ended March 31, 2004 as compared to the same period in 2003 primarily as a result of higher capacity auction prices, which were driven by continued high natural gas prices.

CASH USED IN INVESTING ACTIVITIES

         Net cash used in investing activities increased $31 million for the three months ended March 31, 2004 as compared to the same period in 2003. Capital expenditures decreased $21 million primarily related to a reduction in NOx emissions control expenditures. Notes receivable from affiliates increased $52 million due to funds invested in CenterPoint Energy's money pool for unregulated subsidiaries as of March 31, 2004.

CASH PROVIDED BY FINANCING ACTIVITIES

         Cash provided by financing activities decreased $102 million for the three months ended March 31, 2004 as compared to the same period in 2003. We had borrowed this amount from CenterPoint Energy in the first quarter of 2003.

FUTURE SOURCES AND USES OF CASH

         Our liquidity and capital requirements will be affected by our:

         - capital requirements related to environmental compliance and other projects;

         -        dividend policy;

         -        debt service requirements; and

         -        working capital requirements.

         As of March 31, 2004, we had investments of $52 million in CenterPoint Energy's money pool for unregulated subsidiaries.

         In December 2003, Texas Genco, LP, one of our subsidiaries, entered into a 364-day $75 million bank credit facility with a seven-bank syndicate. Proceeds from the revolving credit facility will be used to meet ongoing working capital requirements and for general corporate purposes. Borrowings under the facility may be made at the London interbank offered rate (LIBOR) plus 150 basis points. The facility is secured by a series of first mortgage bonds in an aggregate principal amount of $75 million under a First Mortgage Indenture (the Mortgage) dated December 23, 2003 between JPMorgan Chase Bank, as trustee, and Texas Genco, LP. All of our real and tangible properties, subject to certain exclusions, are currently subject to the lien of the Mortgage. Under the terms of the facility, if CenterPoint Energy ceases to own, directly or indirectly, at least a 50% voting and economic interest in Texas Genco, LP, an event of default will occur and any borrowings thereunder may become immediately due and payable. We believe that our cash flows from operations and our external borrowing capability will be sufficient to meet the operational needs of our business for the next twelve months. As of March 31, 2004, there were no borrowings outstanding under the revolving credit facility.

         CenterPoint Energy's $2.3 billion bank facility limits our incurrence of indebtedness for borrowed money to an aggregate principal amount not to exceed $250 million outstanding at any time and requires that proceeds from the sale of any material portion of our assets, proportionate to CenterPoint Energy's ownership interest in us and subject to certain other requirements, be used to prepay indebtedness under such credit facility. Our new credit facility also limits our incurrence of additional secured indebtedness for borrowed money to a maximum of $175 million aggregate principal amount. Although we are not contractually bound by the limitations in CenterPoint Energy's bank facility, we expect that CenterPoint Energy would likely cause its representatives on our board of directors to direct our business so as not to breach the terms of its facility.

         Cash Flows From Operations -- Reliant Energy, Inc. (formerly named Reliant Resources, Inc. (RRI)) as a Significant Customer. To date, we have sold a substantial portion of our auctioned capacity entitlements to subsidiaries of RRI. Pursuant to a Master Power Purchase and Sale Agreement with a subsidiary of RRI related to power sales in the ERCOT market, we have been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of RRI to secure up to $250 million in purchase obligations. For more information regarding the impact that RRI's financial condition may have on our cash flows, please read "Our Business -- Risk Factors " in Item 1 of the Texas Genco Form 10-K.

         Intercompany Borrowings. As a result of Texas Genco, LP's certification by the FERC as an EWG under the 1935 Act, CenterPoint Energy has established a money pool in which we, CenterPoint Energy and certain other unregulated subsidiaries of CenterPoint Energy can participate. Except in an emergency situation (in which CenterPoint Energy could provide funding pursuant to applicable SEC rules), CenterPoint Energy would be required to obtain approval from the SEC to issue and sell securities for purposes of funding our operations or for CenterPoint Energy to guarantee any of our securities. There is no assurance that CenterPoint Energy will have sufficient funds to meet our cash needs.

         Pension Plan. As discussed in Note 6(b) to the consolidated annual financial statements included in the Texas Genco Form 10-K (Texas Genco Notes), we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2004 is estimated to be $12 million based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. Additionally, we expect that a separate pension plan will be established for us in 2005. If this occurs, we will receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record our pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions". It is anticipated that a plan established for us will be under-funded and that such under-funding could be significant. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2004 could materially, positively or negatively, change the funding status of a plan established for us.

                           OFF-BALANCE SHEET FINANCING

         Other than operating leases, we have no off-balance sheet financing arrangements.

                          CRITICAL ACCOUNTING POLICIES

         A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 of the Texas Genco Notes. We believe the following accounting policy involves the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors.

IMPAIRMENT OF LONG-LIVED ASSETS

         We review the carrying value of our long-lived assets, including identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

         See Note 2 to the Interim Financial Statements for a discussion of new accounting pronouncements that affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         As discussed in Note 4 to the Interim Financial Statements, CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) contributed $2.9 million in 2003 to trusts established to fund our share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $201 million as of March 31, 2004, of which approximately 36% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at March 31, 2004, the fair value of the fixed-rate debt securities would decrease by approximately $1 million.

EQUITY MARKET VALUE RISK

         As discussed above under " -- Interest Rate Risk," CenterPoint Houston contributes to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt (36%) and equity (64%) securities as of March 31, 2004. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at March 31, 2004, the resulting loss in fair value of these securities would be approximately $13 million.

COMMODITY PRICE RISK

         Our gross margins (revenues less fuel and purchase power costs) are dependent upon the market price for power in the ERCOT market. Our gross margins are primarily derived from the sale of capacity entitlements associated with our large, solid fuel base-load generating units, including our Limestone and W.A. Parish facilities and our interest in the South Texas Project. The gross margins generated from payments associated with the capacity of these units are directly impacted by natural gas prices. Since the fuel costs for our base-load units are largely fixed under long-term contracts, they are generally not subject to significant daily and monthly fluctuations. However, the market price for power in the ERCOT market is directly affected by the price of natural gas. Because natural gas is the marginal fuel of facilities serving the ERCOT market during most hours, its price has a significant influence on the price of electric power. As a result, the price customers are willing to pay for entitlements to our solid fuel base-load capacity generally rises and falls with natural gas prices.

ITEM 4.  CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are, from time to time, a party to litigation arising in the normal course of our business, most of which involves contract disputes or claims for personal injury and property damage incurred in connection with our operations. For a description of a number of lawsuits involving claims of asbestos exposure at properties owned by us, please read "Our Business -- Environmental Matters -- Asbestos" in Item 1 of the Texas Genco Form 10-K, which is incorporated herein by reference. For a description of a lawsuit involving alleged violations of state and federal antitrust laws, please read "Texas Antitrust Action" in Note 4 to our Interim Financial Statements, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                                    SEC FILE
                                                                                        OR
 EXHIBIT                                                                           REGISTRATION    EXHIBIT
 NUMBER                    DESCRIPTION          REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
--------         ----------------------------   --------------------------------   ------------   ---------
  3.1        --  Amended and Restated           Texas Genco Holdings, Inc.'s        1-31449         3.1
                 Articles of Incorporation      ("Texas Genco") Form 10-K
                                                for the year ended December 31,
                                                2002

  3.2        --  Amended and Restated Bylaws    Texas Genco's Form 10-K for         1-31449         3.2
                                                the year ended December 31, 2002

  4.1        --  Specimen Stock Certificate     Texas Genco's registration          1-31449         4.1
                                                statement on Form 10
+31.1        --  Rule 13a-14(a)/15d-14(a)
                 Certification of David G.
                 Tees

+31.2        --  Rule 13a-14(a)/15d-14(a)
                 Certification of Gary L.
                 Whitlock

+32.1        --  Section 1350 Certification
                 of David G. Tees

+32.2        --  Section 1350 Certification
                 of Gary L. Whitlock

+99.1        --  Items incorporated by
                 reference from the Texas
                 Genco Form 10-K: "Risk
                 Factors" in Item 1, "Our
                 Business -- Environmental
                 Matters -- Asbestos" in Item
                 1, "Management's Discussion
                 and Analysis of Financial
                 Condition and Results of
                 Operations -- Certain
                 Factors Affecting Future
                 Earnings" in Item 7, and
                 Notes 2(f) and 8 to the
                 Texas Genco Notes

(b) Reports on Form 8-K.

         On January 29, 2004, we filed a Current Report on Form 8-K dated January 23, 2004 in which we disclosed that Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) had notified CenterPoint Energy that it would not exercise its option to purchase CenterPoint Energy's 81% interest in Texas Genco Holdings, Inc.

         On February 12, 2004, we filed a Current Report on Form 8-K dated February 12, 2004 in which we reported certain fourth quarter and full year 2003 earnings information and furnished a press release under Item 12 of that form.

         On March 3, 2004, we filed a Current Report on Form 8-K dated March 3, 2004 to furnish under Item 9 of that form a slide presentation we expect will be presented to various members of the financial and investment community from time to time.

         On April 1, 2004, we filed a Current Report on Form 8-K dated April 1, 2004 to furnish under Item 9 of that form a slide presentation we expect will be presented to various members of the financial and investment community from time to time.

         On April 22, 2004, we filed a Current Report on Form 8-K dated April 22, 2004, in which we reported certain first quarter 2004 earnings information and furnished a press release under Item 12 of that form.

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

Date: May 7, 2004

                               INDEX TO EXHIBITS

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                                    SEC FILE
                                                                                        OR
 EXHIBIT                                                                           REGISTRATION    EXHIBIT
 NUMBER                    DESCRIPTION          REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
--------         ----------------------------   --------------------------------   ------------   ---------
  3.1        --  Amended and Restated           Texas Genco Holdings, Inc.'s        1-31449         3.1
                 Articles of Incorporation      ("Texas Genco") Form 10-K
                                                for the year ended December 31,
                                                2002

  3.2        --  Amended and Restated Bylaws    Texas Genco's Form 10-K for         1-31449         3.2
                                                the year ended December 31, 2002

  4.1        --  Specimen Stock Certificate     Texas Genco's registration          1-31449         4.1
                                                statement on Form 10
+31.1        --  Rule 13a-14(a)/15d-14(a)
                 Certification of David G.
                 Tees

+31.2        --  Rule 13a-14(a)/15d-14(a)
                 Certification of Gary L.
                 Whitlock

+32.1        --  Section 1350 Certification
                 of David G. Tees

+32.2        --  Section 1350 Certification
                 of Gary L. Whitlock

+99.1        --  Items incorporated by
                 reference from the Texas
                 Genco Form 10-K: "Risk
                 Factors" in Item 1, "Our
                 Business -- Environmental
                 Matters -- Asbestos" in Item
                 1, "Management's Discussion
                 and Analysis of Financial
                 Condition and Results of
                 Operations -- Certain
                 Factors Affecting Future
                 Earnings" in Item 7, and
                 Notes 2(f) and 8 to the
                 Texas Genco Notes