Form 10-Q
period 2004-06-30
TEXAS GENCO HOLDINGS INC
filed 2004-08-06
CIK 1188303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                          ___________________________

                         Commission file number 1-31449

                           TEXAS GENCO HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

                    TEXAS                                  76-0695920
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

                1111 LOUISIANA                           (713) 207-1111
             HOUSTON, TEXAS 77002                (Registrant's telephone number,
       (Address and zip code of principal              including area code)
              executive offices)

                           ___________________________

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

      As of August 1, 2004, Texas Genco Holdings, Inc., (Texas Genco) had 80,000,000 shares of common stock outstanding, including 64,764,240 shares which were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                           TEXAS GENCO HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements...................................................................      1
             Statements of Consolidated Income
                Three Months and Six Months Ended June 30, 2003 and 2004 (unaudited)....................      1
             Consolidated Balance Sheets
                December 31, 2003 and June 30, 2004 (unaudited).........................................      2
             Statements of Consolidated Cash Flows
                Six Months Ended June 30, 2003 and 2004 (unaudited).....................................      3
             Notes to Unaudited Consolidated Financial Statements.......................................      4
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..      9
         Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................     16
         Item 4. Controls and Procedures................................................................     17

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings......................................................................     18
         Item 4. Submission of Matters to a Vote of Security Holders....................................     18
         Item 6. Exhibits and Reports on Form 8-K.......................................................     19

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," "will," or other similar words.

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

      - the successful consummation and timing of the sale of the company to GC Power Acquisition LLC pursuant to the definitive agreement described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events -- Definitive Agreement for the Sale of the Company" in Item 2 of this Quarterly Report on Form 10-Q;

      - nonperformance by the counterparty to the master power purchase and sale agreement our subsidiary, Texas Genco, LP, entered into in connection with the execution of the definitive agreement for the sale of the company to GC Power Acquisition LLC; and

      - other factors we discuss in "Risk Factors" beginning on page 18 of the Texas Genco Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TEXAS GENCO HOLDINGS, INC.
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------      ----------------------------
                                                            2003               2004          2003             2004
                                                         ---------          ---------      ---------          ---------
REVENUES .............................................   $ 578,511          $ 552,718      $ 937,098          $ 991,847
                                                         ---------          ---------      ---------          ---------
EXPENSES:
  Fuel costs .........................................     349,318            263,992        557,307            450,307
  Purchased power ....................................      22,974             18,098         34,968             26,368
  Operation and maintenance ..........................     105,301             98,872        210,651            200,199
  Depreciation and amortization ......................      39,391             40,607         78,470             80,976
  Taxes other than income taxes ......................      11,483             12,122         22,774             24,378
                                                         ---------          ---------      ---------          ---------
       Total .........................................     528,467            433,691        904,170            782,228
                                                         ---------          ---------      ---------          ---------
OPERATING INCOME .....................................      50,044            119,027         32,928            209,619
OTHER INCOME .........................................       1,089              1,667          1,289              2,055
INTEREST EXPENSE, NET ................................      (2,822)              (114)        (5,625)              (140)
                                                         ---------          ---------      ---------          ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE ...............................      48,311            120,580         28,592            211,534
INCOME TAX EXPENSE ...................................     (15,018)           (40,464)        (6,181)           (70,526)
                                                         ---------          ---------      ---------          ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE .............................................      33,293             80,116         22,411            141,008
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ...          --                 --         98,910                 --
                                                         ---------          ---------      ---------          ---------
NET INCOME ...........................................   $  33,293          $  80,116      $ 121,321          $ 141,008
                                                         =========          =========      =========          =========
BASIC AND DILUTED EARNINGS PER SHARE:
   Income Before Cumulative Effect of Accounting
     Change ..........................................   $    0.42          $    1.00      $    0.28          $    1.76
  Cumulative Effect of Accounting Change, net of
     tax .............................................          --                 --           1.24                 --
                                                         ---------          ---------      ---------          ---------
  Net Income .........................................   $    0.42          $    1.00      $    1.52          $    1.76
                                                         =========          =========      =========          =========

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  DECEMBER 31,     JUNE 30,
                                                                                     2003           2004
                                                                                  ------------   -----------
                                       ASSETS
CURRENT ASSETS:
  Cash ........................................................................   $        33    $        38
  Short-term investments ......................................................        44,525        184,522
  Short-term note receivable - affiliated companies, net ......................            --          1,283
  Customer accounts receivable ................................................        78,122        103,139
  Accounts receivable, other ..................................................         3,716          2,486
  Materials and supplies ......................................................        92,409         91,569
  Fuel stock ..................................................................        77,283         76,315
  Prepaid expenses and other current assets ...................................         2,304          3,484
                                                                                  -----------    -----------
       Total current assets ...................................................       298,392        462,836
                                                                                  -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment ...............................................     9,834,904      9,899,135
  Less accumulated depreciation and amortization ..............................    (5,709,309)    (5,804,711)
                                                                                  -----------    -----------
    Property, plant and equipment, net ........................................     4,125,595      4,094,424
                                                                                  -----------    -----------
OTHER ASSETS:
  Nuclear decommissioning trust ...............................................       189,182        198,275
  Other .......................................................................        26,462         23,305
                                                                                  -----------    -----------
       Total other assets .....................................................       215,644        221,580
                                                                                  -----------    -----------
          TOTAL ASSETS ........................................................   $ 4,639,631    $ 4,778,840
                                                                                  ===========    ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -  affiliated companies, net ...............................   $     7,802    $    11,517
  Accounts payable, fuel ......................................................        68,747         97,111
  Accounts payable, other .....................................................        40,165         48,188
  Taxes and interest accrued ..................................................       107,605         62,358
  Deferred capacity auction revenue ...........................................        86,853        109,566
  Other .......................................................................        17,579         13,870
                                                                                  -----------    -----------
       Total current liabilities ..............................................       328,751        342,610
                                                                                  -----------    -----------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net ......................................       844,545        836,702
  Unamortized investment tax credit ...........................................       150,533        144,765
  Nuclear decommissioning reserve .............................................       187,997        222,958
  Benefit obligations .........................................................        18,399         20,715
  Accrued reclamation costs ...................................................         6,000          6,220
  Other .......................................................................        70,245         70,701
                                                                                  -----------    -----------
       Total other liabilities ................................................     1,277,719      1,302,061
                                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY:

  Common stock (80,000,000 shares outstanding at December 31, 2003 and
    June 30, 2004, respectively) ..............................................             1              1
  Additional paid-in capital ..................................................     2,917,444      2,917,444
  Retained earnings ...........................................................       115,716        216,724
                                                                                  -----------    -----------
       Total shareholders' equity .............................................     3,033,161      3,134,169
                                                                                  -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................   $ 4,639,631    $ 4,778,840
                                                                                  ===========    ===========

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------------
                                                                             2003                 2004
                                                                          ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................           $ 121,321            $ 141,008
  Cumulative effect of accounting change ......................             (98,910)                  --
                                                                          ---------            ---------
  Income before cumulative effect of accounting change ........              22,411              141,008
  Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating
    activities:
     Depreciation and amortization ............................              78,470               80,976
     Fuel-related amortization ................................               9,725               13,201
     Amortization of deferred financing costs .................                  --                  549
     Deferred income taxes ....................................             (10,121)              (5,357)
     Investment tax credit ....................................              (6,073)              (5,769)
     Changes in other assets and liabilities:
       Accounts receivable ....................................            (105,921)             (23,787)
       Taxes receivable .......................................               4,368                   --
       Inventory ..............................................             (14,073)               1,808
       Accounts payable .......................................              79,862               36,387
       Accounts payable, affiliate ............................             (11,378)               3,715
       Taxes and interest accrued .............................              (1,105)             (45,247)
       Accrued reclamation costs ..............................               3,898                  220
       Benefit obligations ....................................               1,335                2,316
       Deferred revenue from capacity auctions ................              40,287               22,713
       Other current assets ...................................              (5,485)              (1,180)
       Other current liabilities ..............................              (4,565)              (3,709)
       Other long-term assets .................................              (2,962)               2,204
       Other long-term liabilities ............................              (6,861)              (2,305)
                                                                          ---------            ---------
          Net cash provided by operating activities ...........              71,812              217,743
                                                                          ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and other ..............................             (74,706)             (36,342)
  Increase in note receivable, affiliate ......................                  --               (1,283)
                                                                          ---------            ---------
          Net cash used in investing activities ...............             (74,706)             (37,625)
                                                                          ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of common stock dividends ...........................             (40,000)             (40,000)
  Debt issuance costs .........................................                  --                 (116)
  Increase in short-term notes payables, affiliate ............              42,459                   --
  Increase in long-term notes payables, affiliate .............                  11                   --
                                                                          ---------            ---------
          Net cash provided by (used in) financing activities .               2,470              (40,116)
                                                                          ---------            ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........                (424)             140,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............                 578               44,558
                                                                          ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................           $     154            $ 184,560
                                                                          =========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest ....................................................           $   5,432            $     673
  Income taxes ................................................                  --               52,732

     See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

      General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of Texas Genco Holdings, Inc. (Texas Genco or the Company) are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of Texas Genco for the year ended December 31, 2003 (Texas Genco Form 10-K.

      Background. The Company is an 81% owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy). CenterPoint Energy is subject to regulation by the Securities and Exchange Commission (SEC) as a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935
Act). Texas Genco, LP, a wholly owned subsidiary of the Company that owns and operates the Company's electric generating plants, is an exempt wholesale generator pursuant to an order of the Federal Energy Regulatory Commission
(FERC). As a result, Texas Genco, LP is exempt from all provisions of the 1935 Act so long as it remains an exempt wholesale generator, and the Company is no longer a public utility holding company under the 1935 Act. SEC approval would be required, however, for CenterPoint Energy to issue and sell securities for the purpose of funding the Company's operations, or for CenterPoint Energy to guarantee the Company's securities. Also, SEC policy precludes the Company from borrowing from CenterPoint Energy's utility subsidiaries.

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

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) addressing the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance from the FASB was deemed necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-2)," requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement heath care plans that provide prescription drug benefits. The FASB's related existing guidance, FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," will be superseded upon the effective date of FAS 106-2. The effective date of the new FSP is the first interim or annual period beginning after June 15, 2004, except for certain nonpublic entities which have until fiscal years beginning after December 15, 2004. The Company does not expect the adoption of FAS 106-2 to have a material effect on its results of operations or financial condition.

(3) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

      As of December 31, 2003 and June 30, 2004, the Company had net accounts payable to affiliates of $8 million and $12 million, respectively.

      As of June 30, 2004, the Company had short-term notes receivable from affiliates of $1 million, which represented funds invested in CenterPoint Energy's money pool for unregulated subsidiaries.

      During the three months ended June 30, 2003 and 2004, the sales and services by the Company to Reliant Energy, Inc., (formerly named Reliant Resources, Inc.) (RRI) and its subsidiaries totaled $415 million and $340 million, respectively. During the six months ended June 30, 2003 and 2004, the sales and services by the Company to RRI and its subsidiaries totaled $659 million and $594 million, respectively. During the three months and six months ended June 30, 2003 and 2004, there were no sales and services by the Company to CenterPoint Energy and its affiliates. During the three months ended June 30, 2003 and 2004, the sales and services by the Company to another major customer, totaled $56 million and $107 million, respectively. During the six months ended June 30, 2003 and 2004, the sales and services by the Company to that customer, totaled $93 million and $189 million, respectively.

      During the three months ended June 30, 2003 and 2004, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $4 million and $10 million, respectively. During the six months ended June 30, 2003 and 2004, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $9 million and $16 million, respectively.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $7 million and $6 million for the three months ended June 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses. Amounts charged to the Company for these services were $17 million and $12 million for the six months ended June 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses.

(4) COMMITMENTS AND CONTINGENCIES

      Clean Air Standards. The 1999 Texas Electric Choice Law (Texas electric restructuring law) and regulations adopted by the Texas Commission on Environmental Quality (TCEQ) in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through June 30, 2004, the Company has invested $686 million for NOx emission control, and plans to make additional expenditures of up to approximately $109 million during the remainder of 2004 through 2007. Further revisions to these NOx requirements may result from the EPA's ongoing review of these TCEQ rules and from the TCEQ's future rules, expected by 2007, implementing the more stringent federal eight-hour ozone standard.

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

      Texas Antitrust Action. In July 2003, Texas Commercial Energy filed in federal court in Corpus Christi, Texas a lawsuit against Reliant Energy, Incorporated (Reliant Energy), RRI, Reliant Electric Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit sought damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. In February 2004, this complaint was amended to add CenterPoint Energy and CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), as successors to Reliant Energy, and Texas Genco, LP as defendants. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In June 2004, the federal court dismissed the plaintiff's claims and in July 2004, the plaintiff filed a notice of appeal. The Company intends to contest the appeal. The ultimate outcome of this matter cannot be predicted at this time.

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

      Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.8 billion as of June 30, 2004. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year.

      There can be no assurance that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

      Nuclear Decommissioning. CenterPoint Houston contributed $2.9 million in 2003 to trusts established to fund the Company's share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2004. There are various investment restrictions imposed upon the Company by the Public Utility Commission of Texas and the United States Nuclear Regulatory Commission (NRC) relating to the Company's nuclear decommissioning trusts. The Company and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $198 million as of June 30, 2004, of which approximately 36% were fixed-rate debt securities and the remaining 64% were equity securities. In May 2004, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $456 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers of CenterPoint Houston or its successor.

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

(5) EMPLOYEE BENEFIT PLANS

      The Company's employees participate in CenterPoint Energy's postretirement benefit plan. Net periodic cost in each of the three month periods ended June 30, 2003 and 2004 was $1 million. Net periodic cost in each of the six month periods ended June 30, 2003 and 2004 was $2 million. The Company expects to contribute $1 million to CenterPoint Energy's postretirement benefits plan in 2004. As of June 30, 2004, $0.5 million has been contributed.

(6) PURCHASE OF ADDITIONAL SOUTH TEXAS PROJECT INTEREST

      On May 28, 2004, the Company announced that its Board of Directors had voted to exercise its right of first refusal to purchase up to the entire 25.2 percent interest in the South Texas Project that is currently owned by American Electric Power (AEP). In addition to AEP and the Company, the 2,500 megawatt nuclear plant is owned by two other co-owners. AEP had previously announced that it had received an offer of $333 million, subject to certain adjustments, to purchase its 630 megawatt interest. Under the South Texas Project Participation Agreement, co-owners wishing to acquire AEP's interest are entitled to do so at the proposed sale price. One co-owner did not exercise its right of first refusal, while the other co-owner exercised its right to purchase at least 12 percent, or 300 megawatts. Accordingly, the Company should be entitled to purchase a 13.2 percent interest, or 330 megawatts from AEP at an estimated price of $175 million. The Company expects to fund the purchase of its share of AEP's interest with internally generated funds and, if and to the extent required, a new bank credit facility. The Company expects to complete this transaction by the first quarter of 2005.

(7) SUBSEQUENT EVENTS

      On July 21, 2004, CenterPoint Energy and the Company announced a definitive agreement for GC Power Acquisition LLC, a newly formed entity owned in equal parts by affiliates of The Blackstone Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. L.P. and Texas Pacific Group, to acquire the Company for approximately $3.65 billion in cash.

      The transaction will be accomplished in two steps. In the first step, expected to be completed in the fourth quarter of 2004, the Company will purchase the approximately 19% of its shares owned by the public in a cash-out merger at a price of $47 per share. Prior to its public shareholder buy-out, the Company will file with the SEC a Rule 13e-3 transaction statement and a Schedule 14C information statement relating to CenterPoint Energy's adoption of the transaction agreement and approval of the transactions it contemplates. Following the cash-out merger of the publicly owned shares, a subsidiary of the Company that will own the Company's coal, lignite and gas-fired generation plants will merge with a subsidiary of GC Power Acquisition. The closing of the first step of the transaction is subject to several conditions, including the mailing of the information statement described above, the receipt of debt financing under the financing commitments described below, the expiration or termination of any applicable waiting period under the antitrust laws (including the Hart Scott Rodino Antitrust Improvement Act of 1976) and the FERC's certification of the entity that will own Texas Genco's coal, lignite and gas-fired generation plants as an "exempt wholesale generator" under the 1935 Act.

      In the second step of the transaction, expected to take place in the first quarter of 2005 following receipt of approval by the NRC, the Company, the principal remaining asset of which, at that time, will be the Company's interest in the South Texas Project nuclear facility, will merge with another subsidiary of GC Power Acquisition.

      Cash proceeds to CenterPoint Energy will be approximately $2.2 billion from the first step of the transaction and $700 million from the second step of the transaction, for total cash proceeds of approximately $2.9 billion, or $45.25 per share for CenterPoint Energy's 81% interest. CenterPoint Energy intends to use the net after-tax proceeds of approximately $2.5 billion to pay down outstanding debt, including senior debt under its bank credit facility that is secured in part by CenterPoint Energy's 81% ownership interest in the Company.

      GC Power Acquisition has entered into a commitment letter with financing sources, including Goldman Sachs, providing for up to $2.5 billion in the aggregate in debt financing for the transaction and a separate overnight loan of $717 million to the Company to fund its public shareholder buy-out in the first step of the transaction, each subject to customary closing conditions. This overnight loan will be repaid with the proceeds of the merger of the Company's coal, lignite and gas-fired generation plants with a subsidiary of GC Power Acquisition. In addition, GC Power Acquisition's sponsor firms have committed upon closing of the transaction to provide up to $1.08 billion in the aggregate in equity funding for the transaction.

      The transaction has been approved by the board of directors of CenterPoint Energy and by the board of directors of the Company acting upon the unanimous recommendation of a special committee composed of independent members of the Company's board. CenterPoint Energy has signed a written consent that satisfies all state law voting requirements applicable to the transaction.

      In connection with the transaction, a subsidiary of the Company, Texas Genco, LP, entered into a master power purchase and sale agreement with a member of the Goldman Sachs group. Under that agreement, the Company has sold forward a substantial quantity of its available base-load capacity through 2008 and pledged $175 million of its first mortgage bonds as collateral for its obligations. The Company's obligations under the power purchase agreement will continue regardless of whether the transaction is completed.

      On July 23, 2004, two plaintiffs, both shareholders of the Company, filed virtually identical lawsuits in Harris County, Texas district court. The suits, purportedly brought on behalf of holders of the Company's common stock, name the Company and each of its directors as defendants. Both plaintiffs allege, among other things, self-dealing and breach of fiduciary duty by the defendants in entering into the July 2004 agreement to sell the Company. Plaintiffs seek to enjoin the transaction or, alternatively, rescind the transaction and/or recover damages in the event that the transaction is consummated. The Company expects the cases to be consolidated. The Company believes both lawsuits to be without merit and intends to vigorously defend against them.

      On August 5, 2004, the Company's board of directors declared a dividend of $0.25 per share of common stock payable September 20, 2004 to shareholders of record as of the close of business on August 26, 2004.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Company's Interim Financial Statements and notes contained in Item 1 of this Form 10-Q.

                                    OVERVIEW

      We are a wholesale electric power generating company that owns 60 generating units at 11 electric power generation facilities located in Texas. We also own a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating station with two 1,250 megawatt (MW) nuclear generating units. As of June 30, 2004, the aggregate net generating capacity of our portfolio of assets was 14,153 megawatts (MW), of which 2,585 MW of gas-fired capacity was then mothballed. In May 2004, 403 MW of previously mothballed gas-fired capacity was returned to service. The gas-fired capacity that is currently mothballed is expected to remain mothballed through April 2005. We sell electric generation capacity, energy and ancillary services in the Electric Reliability Council of Texas (ERCOT) market, which is the largest power market in the State of Texas and encompasses the majority of the population centers in the State of Texas. ERCOT facilitates reliable grid operations for approximately 85% of the demand for power in the state.

      We are an 81% owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy). CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. Texas Genco, LP, our wholly owned subsidiary that owns and operates our electric generating plants, is an exempt wholesale generator (EWG) pursuant to an order of the Federal Energy Regulatory Commission (FERC). As a result, Texas Genco, LP is exempt from all provisions of the 1935 Act so long as it remains an EWG, and we are no longer a public utility holding company under the 1935 Act.

                                EXECUTIVE SUMMARY

RECENT EVENTS

DEFINITIVE AGREEMENT FOR THE SALE OF THE COMPANY

      On July 21, 2004, we and CenterPoint Energy announced a definitive agreement for GC Power Acquisition LLC, a newly formed entity owned in equal parts by affiliates of The Blackstone Group, Hellman & Friedman LLC, Kohlberg Kravis Roberts & Co. L.P. and Texas Pacific Group, to acquire us for approximately $3.65 billion in cash.

      The transaction will be accomplished in two steps. In the first step, expected to be completed in the fourth quarter of 2004, we will purchase the approximately 19% of our shares owned by the public in a cash-out merger at a price of $47 per share. Prior to our public shareholder buy-out, we will file with the SEC a Rule 13e-3 transaction statement and a Schedule 14C information statement relating to CenterPoint Energy's adoption of the transaction agreement and approval of the transactions it contemplates. Following the cash-out merger of the publicly owned shares, a subsidiary of ours that will own our coal, lignite and gas-fired generation plants will merge with a subsidiary of GC Power Acquisition. The closing of the first step of the transaction is subject to several conditions, including the mailing of the information statement described above, the receipt of debt financing under the financing commitments described below, the expiration or termination of any applicable waiting period under the antitrust laws (including the Hart Scott Rodino Antitrust Improvement Act of
1976) and the FERC's certification of the entity that will own our coal, lignite and gas-fired generation plants as an "exempt wholesale generator" under the 1935 Act.

      In the second step of the transaction, expected to take place in the first quarter of 2005 following receipt of approval by the Nuclear Regulatory Commission, the company, the principal remaining asset of which, at that time, will be our interest in the South Texas Project nuclear facility, will merge with another subsidiary of GC Power Acquisition.

      Cash proceeds to CenterPoint Energy will be approximately $2.2 billion from the first step of the transaction and $700 million from the second step of the transaction, for total cash proceeds of approximately $2.9 billion, or $45.25 per share for CenterPoint Energy's 81% interest. CenterPoint Energy intends to use the net after-tax proceeds of approximately $2.5 billion to pay down outstanding debt, including senior debt under its bank credit facility that is secured in part by CenterPoint Energy's 81% ownership interest in us.

      GC Power Acquisition has entered into a commitment letter with financing sources, including Goldman Sachs, providing for up to $2.5 billion in the aggregate in debt financing for the transaction and a separate overnight loan of $717 million to us to fund our public shareholder buy-out in the first step of the transaction, each subject to customary closing conditions. This overnight loan will be repaid with the proceeds of the merger of our coal, lignite and gas-fired generation plants with a subsidiary of GC Power Acquisition. In addition, GC Power Acquisition's sponsor firms have committed upon closing of the transaction to provide up to $1.08 billion in the aggregate in equity funding for the transaction.

      The transaction has been approved by the board of directors of CenterPoint Energy and by our board of directors acting upon the unanimous recommendation of a special committee composed of independent members of our board. CenterPoint Energy has signed a written consent that satisfies all state law voting requirements applicable to the transaction.

      In connection with the transaction, our subsidiary, Texas Genco, LP, entered into a master power purchase and sale agreement with a member of the Goldman Sachs group. Under that agreement, we have sold forward a substantial quantity of our available base-load capacity through 2008 and pledged $175 million of our first mortgage bonds as collateral for our obligation. Our obligations under the power purchase agreement will continue regardless of whether the transaction is completed.

      On July 23, 2004, two plaintifs, both shareholders of the company, filed virtually identical lawsuits in Harris County, Texas district court. The suits, purportedly brought on behalf of holders of our common stock, name us and each of our directors as defendants. Both plaintiffs allege, among other things, self-dealing and breach of fiduciary duty by the defendants in entering into the July 2004 agreement to sell the company. Plaintiffs seek to enjoin the transaction or, alternatively, rescind the transaction and/or recover damages in the event that the transaction is consummated. We expect the cases to be consolidated. We believe both lawsuits to be without merit and intend to vigorously defend against them.


SOUTH TEXAS PROJECT RIGHT OF FIRST REFUSAL

      On May 28, 2004, we announced that our Board of Directors had voted to exercise our right of first refusal to purchase up to the entire 25.2 percent interest in the South Texas Project that is currently owned by American Electric Power (AEP). In addition to AEP and Texas Genco, the 2,500 megawatt nuclear plant is owned by two other co-owners. AEP had previously announced that it had received an offer of $333 million, subject to certain adjustments, to purchase its 630 megawatt interest. Under the South Texas Project Participation Agreement, co-owners wishing to acquire AEP's interest are entitled to do so at the proposed sale price. One co-owner did not exercise its right of first refusal, while the other co-owner exercised its right to purchase at least 12 percent, or 300 megawatts. Accordingly, we should be entitled to purchase a 13.2 percent interest, or 330 megawatts from AEP at an estimated price of $175 million. We expect to fund the purchase of our share of AEP's interest with internally generated funds and, if and to the extent required, a new bank credit facility. Our purchase of a share of AEP's interest in the South Texas Project and the acquisition of the company by GC Power Acquisition described below are not dependent on each other. We expect to complete this transaction by the first quarter of 2005.

2ND QUARTER 2004 HIGHLIGHTS

      In the second quarter of 2004, we reported net income of $80 million ($1.00 per diluted share) as compared to $33 million ($0.42 per diluted share) in the second quarter of 2003. The improvement was primarily related to higher capacity revenue for base-load products driven by continued high natural gas prices and their effect on wholesale electricity prices in the ERCOT market. Operation and maintenance expenses decreased due to a reduction in planned and unplanned outages in the second quarter of 2004 compared to the second quarter of 2003.

2004 OUTLOOK

      In our capacity auctions held through July 2004, we have sold forward approximately 98% of our available firm base-load capacity for 2004, representing over $880 million of firm capacity revenue under contract. In addition, we have sold gas-fired and non-firm base-load capacity bringing the total 2004 contracted capacity revenues to over $1.08 billion. Available base-load capacity is defined as our total base-load capacity less planned outages and less up to 750 megawatts of operating reserves. For 2005, we have sold forward in our capacity auctions approximately 66% of our available firm base-load capacity, which represents over $560 million of contracted firm base-load capacity revenue. In addition, we have sold non-firm base-load capacity with revenues of approximately $60 million, bringing the total 2005 contracted capacity revenues to over $620 million. In August 2004, we plan to conduct additional auctions in which we will offer the remaining portion of our 2004 available capacity. These amounts do not include forward sales of base-load capacity under the master power purchase and sale agreement described above. In addition to capacity sales, we have sold approximately $10 million of surplus emission allowances in the first six months of 2004, and will evaluate future sales of emissions allowances as opportunities develop. Financial performance in 2004 and beyond is highly dependent on the operating performance of our base-load generating units.

                       CONSOLIDATED RESULTS OF OPERATIONS

       The following table sets forth our consolidated results of operations for the three months and six months ended June 30, 2003 and 2004, followed by a discussion of our consolidated results of operations.

                                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------    ----------------------------
                                                                       2003           2004            2003            2004
                                                                  ------------    ------------    ------------    ------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES .....................................................    $    578,511    $    552,718    $    937,098    $    991,847
                                                                  ------------    ------------    ------------    ------------
EXPENSES:
  Fuel costs .................................................         349,318         263,992         557,307         450,307
  Purchased power ............................................          22,974          18,098          34,968          26,368
  Operation and maintenance ..................................         105,301          98,872         210,651         200,199
  Depreciation and amortization ..............................          39,391          40,607          78,470          80,976
  Taxes other than income taxes ..............................          11,483          12,122          22,774          24,378
                                                                  ------------    ------------    ------------    ------------
       Total .................................................         528,467         433,691         904,170         782,228
                                                                  ------------    ------------    ------------    ------------
OPERATING INCOME .............................................          50,044         119,027          32,928         209,619
OTHER INCOME .................................................           1,089           1,667           1,289           2,055
INTEREST EXPENSE, NET ........................................          (2,822)           (114)         (5,625)           (140)
                                                                  ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE .......................................          48,311         120,580          28,592         211,534
INCOME TAX EXPENSE ...........................................         (15,018)        (40,464)         (6,181)        (70,526)
                                                                  ------------    ------------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE .....................................................          33,293          80,116          22,411         141,008
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ...........              --              --          98,910              --
                                                                  ------------    ------------    ------------    ------------
NET INCOME....................................................    $     33,293    $     80,116    $    121,321    $    141,008
                                                                  ============    ============    ============    ============
BASIC AND DILUTED EARNINGS PER SHARE:
   Income Before Cumulative Effect of Accounting
     Change ..................................................           $0.42    $       1.00    $       0.28    $       1.76
  Cumulative Effect of Accounting Change, net of
     tax .....................................................              --              --            1.24              --
                                                                  ------------    ------------    ------------    ------------
  Net Income .................................................    $       0.42    $       1.00    $       1.52    $       1.76
                                                                  ============    ============    ============    ============

Sales (MWH) ..................................................      12,517,492      11,962,375      21,793,836      22,683,153
Generation (MWH) .............................................      12,077,631      11,542,226      21,072,384      21,691,416

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      In the second quarter of 2004, we reported net income of $80 million ($1.00 per diluted share) as compared to $33 million ($0.42 per diluted share) in the second quarter of 2003 primarily due to higher capacity revenue for base-load products driven by continued high natural gas prices and their effect on wholesale electricity prices in the ERCOT market. Most of these base-load products were sold in capacity auctions held when natural gas prices were higher than when we sold our capacity for 2003. Additionally, the sale of surplus air emission allowances contributed $6 million to revenues. Energy revenues and fuel and purchased power costs declined in the second quarter of 2004 as compared to the same period in 2003 reflecting a reduction in planned and unplanned outages and therefore an increase in availability of our lower-cost base-load units in 2004 as well as lower demand for gas-fired generation products. Operation and maintenance expenses decreased $6 million primarily due to the reduction in planned and unplanned outages in the second quarter of 2004 as compared to the same period in 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      In the first six months of 2004, we reported net income of $141 million ($1.76 per diluted share) as compared to income of $22 million ($0.28 per diluted share) in the first six months of 2003 before the cumulative effect of an accounting change. Revenues increased $55 million in the first six months of 2004 as compared to the same period in 2003 due to higher capacity revenue for base-load products driven by continued high natural gas prices and their effect on wholesale electricity prices in the ERCOT market. Most of these base-load products were sold in capacity auctions held when natural gas prices were higher than when we sold our capacity for 2003. Additionally, the sale of surplus air emission allowances contributed $10 million to the increase in revenues. Fuel and purchased power costs declined $115 million in the first six months of 2004 as compared to the same period in 2003 reflecting a reduction in planned and unplanned outages and therefore an increase in availability of our lower-cost base-load units in 2004 as well as lower demand for gas-fired generation products. Operation and maintenance expenses decreased $11 million primarily due to the reduction in planned and unplanned outages in the first six months of 2004 as compared to the same period in 2003.

      In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), we completed an assessment of the applicability and implications of SFAS No. 143. As a result of the assessment, we identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The first quarter 2003 results include a $99 million after-tax ($152 million pre-tax) non-cash gain ($1.24 per diluted share) from the adoption of SFAS No. 143.

                           RELATED PARTY TRANSACTIONS

      We have entered into a number of agreements with CenterPoint Energy that govern our interim and ongoing relationships with CenterPoint Energy, including providing various interim services to us. Pursuant to the requirements of the 1935 Act, CenterPoint Energy has formed a service company through which these services are delivered. For information regarding our agreements and other relationships with CenterPoint Energy, please read Note 3 to our Interim Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions" in the Texas Genco Form 10-K.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read the factors listed under "Cautionary Statement Regarding Forward-Looking Information" on Page ii of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the Texas Genco Form 10-K and "Risk Factors" in Item 1 of Part I of the Texas Genco Form 10-K, each of which is incorporated herein by reference.

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

      The net cash provided by/used in our operating, investing and financing activities for the six months ended June 30, 2003 and 2004 is as follows (in millions):

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                      2003                2004
                                                      ----                ----
Cash provided by (used in):
 Operating activities..........................       $ 72                $218
 Investing activities..........................        (75)                (38)
 Financing activities..........................          2                 (40)

CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities increased $146 million for the six months ended June 30, 2004 as compared to the same period in 2003 primarily as a result of higher capacity auction prices, which were driven by continued high natural gas prices.

CASH USED IN INVESTING ACTIVITIES

      Net cash used in investing activities decreased $37 million for the six months ended June 30, 2004 as compared to the same period in 2003 primarily related to a planned reduction in NOx emissions control expenditures.

CASH PROVIDED BY FINANCING ACTIVITIES

      Cash provided by financing activities decreased $42 million for the six months ended June 30, 2004 as compared to the same period in 2003. We had borrowed this amount from CenterPoint Energy in the first quarter of 2003.

FUTURE SOURCES AND USES OF CASH

      Our liquidity and capital requirements will be affected by our:

      - capital requirements related to environmental compliance and other projects;

      - purchase of an additional interest in the South Texas Project pursuant to the exercise of our right of first refusal as described above under " -- Executive Summary -- Recent Events";

      -     dividend policy;

      -     debt service requirements; and

      -     working capital requirements.

      As of June 30, 2004, we had temporary investments of $185 million. As of June 30, 2004, we had investments of $1 million in CenterPoint Energy's money pool for unregulated subsidiaries.

      In December 2003, Texas Genco, LP, one of our subsidiaries, entered into a 364-day $75 million bank credit facility with a seven-bank syndicate. Proceeds from the revolving credit facility will be used to meet ongoing working capital requirements and for general corporate purposes. Borrowings under the facility may be made at the London interbank offered rate (LIBOR) plus 150 basis points. The facility is secured by a series of first mortgage bonds in an aggregate principal amount of $75 million under a First Mortgage Indenture (the Mortgage) dated December 23, 2003 between JPMorgan Chase Bank, as trustee, and Texas Genco, LP. All of our real and tangible properties, subject to certain exclusions, are currently subject to the lien of the Mortgage. Under the terms of the facility, if CenterPoint Energy ceases to own, directly or indirectly, at least a 50% voting and economic interest in

Texas Genco, LP, an event of default will occur and any borrowings thereunder may become immediately due and payable. We believe that our cash flows from operations, including sales of available base-load capacity under the master power purchase and sale agreement described above under " -- Executive Summary -- Recent Events -- Definitive Agreement for the Sale of the Company," and our external borrowing capability will be sufficient to meet the operational needs of our business for the next twelve months. As of June 30, 2004, there were no borrowings outstanding under the revolving credit facility.

      CenterPoint Energy's $2.3 billion bank facility limits our incurrence of indebtedness for borrowed money to an aggregate principal amount not to exceed $250 million outstanding at any time and requires that proceeds from the sale of any material portion of our assets, proportionate to CenterPoint Energy's ownership interest in us and subject to certain other requirements, be used to prepay indebtedness under such credit facility. Our credit facility also limits our incurrence of additional secured indebtedness for borrowed money to a maximum of $175 million aggregate principal amount. Although we are not contractually bound by the limitations in CenterPoint Energy's bank facility, we expect that CenterPoint Energy would likely cause its representatives on our board of directors to direct our business so as not to breach the terms of its facility.

      Under the terms of the definitive transaction agreement for the sale of the company to GC Power Acquisition LLC, we have agreed to certain restrictions on our ability to incur indebtedness. Under these restrictions, prior to closing of the sale transaction we and our subsidiaries may not repurchase, repay or incur any indebtedness, issue any securities in respect of indebtedness or assume, guarantee, endorse or otherwise become responsible for the obligations or indebtedness of any person, other than:

      -     as otherwise contemplated by the transaction agreement;

      -     as required by applicable law;

      - items for which GC Power Acquisition has given its prior written consent (which cannot be unreasonably withheld or delayed);

      - repayments in the ordinary course of business consistent with past practice under our existing $75 million revolving credit agreement;

      - borrowings of up to $75 million under our existing $75 million revolving credit agreement;

      - borrowings under the $717 million overnight bridge loan financing commitment relating to the anticipated public shareholder buy-out in the first step of the sale transaction;

      - borrowings under any new or amended credit agreement not containing prepayment penalties and on customary terms:

            - to fund the purchase price for an additional interest in the South Texas Project pursuant to the exercise of the right of first refusal described under " -- Recent Events -- South Texas Project Right of First Refusal";

            - to fund dividends or distributions allowed under the terms of the transaction agreement, including regular quarterly cash dividends not in excess of $0.25 per share per quarter; and

            - of up to $75 million to fund working capital requirements to meet operating cash needs (less any amount borrowed for working capital purposes under our existing $75 million revolving credit agreement).

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

      Pension Plan. As discussed in Note 6(b) to the consolidated annual financial statements included in the Texas Genco Form 10-K (Texas Genco Notes), we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all our employees. Pension expense for 2004 is estimated to be $12 million based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. Additionally, a separate pension plan will be established for us in the third quarter of 2004. We will receive an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 and record our pension obligations in accordance with SFAS No. 87, "Employer's Accounting for Pensions". It is anticipated that a plan established for us will be under-funded and that a pension liability of approximately $68 million will be transferred to us from CenterPoint Energy. Changes in interest rates and the market values of the securities held by the CenterPoint Energy pension plan during 2004 could materially, positively or negatively, change the funding status of a plan established for us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      As discussed in Note 4 to the Interim Financial Statements, CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) contributed $2.9 million in 2003 to trusts established to fund our share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $198 million as of June 30, 2004, of which approximately 36% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at June 30, 2004, the fair value of the fixed-rate debt securities would decrease by approximately $1 million.

EQUITY MARKET VALUE RISK

      As discussed above under " -- Interest Rate Risk," CenterPoint Houston contributes to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt 36% and equity 64% securities as of June 30, 2004. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at June 30, 2004, the resulting loss in fair value of these securities would be approximately $13 million.

COMMODITY PRICE RISK

      Our gross margins (revenues less fuel and purchase power costs) related to unsold base-load capacity are dependent upon the market price for power in the ERCOT market. Our gross margins are primarily derived from the sale of capacity entitlements associated with our large, solid fuel base-load generating units, including our Limestone and W.A. Parish facilities and our interest in the South Texas Project. The gross margins generated from payments associated with the capacity of these units are directly impacted by natural gas prices. Since the fuel costs for our base-load units are largely fixed under long-term contracts, they are generally not subject to significant daily and monthly fluctuations. However, the market price for power in the ERCOT market is directly affected by the price of natural gas. Because natural gas is the marginal fuel of facilities serving the ERCOT market during most hours, its price has a significant influence on the price of electric power. As a result, the price customers are willing to pay for entitlements to our solid fuel base-load capacity generally rises and falls with natural gas prices.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are, from time to time, a party to litigation arising in the normal course of our business, most of which involves contract disputes or claims for personal injury and property damage incurred in connection with our operations. For a description of a number of lawsuits involving claims of asbestos exposure at properties owned by us, please read "Our Business -- Environmental Matters -- Asbestos" in Item 1 of the Texas Genco Form 10-K, which is incorporated herein by reference. For a description of a lawsuit involving alleged violations of state and federal antitrust laws, please read "Texas Antitrust Action" in Note 4 to our Interim Financial Statements, which is incorporated herein by reference. For a description of two lawsuits against the company and its directors involving alleged self dealing and breach of fiduciary duty, please read Note 7 to our Interim Financial Statements, which is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At the annual meeting of our shareholders held on May 13, 2004, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office), were as stated below:

      The following nominees for director were elected to serve one-year terms expiring at the 2005 annual meeting of shareholders (there were no broker non-votes):

      Nominees                            For                Withhold
      --------                         ----------            ---------
J. Evans Attwell                       78,565,917              283,087
Donald R. Campbell                     78,368,848              480,156
Robert J. Cruikshank                   78,552,458              296,546
Patricia A. Hemingway Hall             78,367,056              481,948
David M. McClanahan                    75,884,748            2,964,256
Scott E. Rozzell                       75,886,732            2,962,272
David G. Tees                          75,830,073            3,018,931
Gary L. Whitlock                       75,904,656            2,944,348

      The appointment of Deloitte & Touche LLP as independent accountants and auditors for Texas Genco for 2004 was ratified with 78,656,146 votes for, 177,426 votes against, 15,432 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Pursuant to Item 601(b)(2) of Regulation S-K, Texas Genco has not filed the exhibits and schedules to Exhibit 2.1. Texas Genco hereby agrees to furnish a copy of any such exhibit or schedule to the SEC upon request.

                                                                                      SEC FILE
                                                                                         OR
EXHIBIT                                                       REPORT OR              REGISTRATION      EXHIBIT
NUMBER                   DESCRIPTION                    REGISTRATION STATEMENT          NUMBER        REFERENCE
------                   -----------                    ----------------------          ------        ---------
   2.1      --    Transaction Agreement dated      Texas Genco's Current Report        1-31449           10.1
                  July 21, 2004 among              on Form 8-K dated July 21,
                  CenterPoint Energy, Inc.,        2004
                  Utility Holding, LLC, NN
                  Houston Sub, Inc., Texas
                  Genco Holdings, Inc., HPC
                  Merger Sub, Inc. and GC
                  Power Acquisition LLC
                  (excluding exhibits and
                  schedules thereto)

   3.1      --    Amended and Restated             Texas Genco Holdings, Inc.'s        1-31449            3.1
                  Articles of Incorporation        ("Texas Genco") Form 10-K
                                                   for the year ended December
                                                   31, 2002

   3.2      --    Amended and Restated Bylaws      Texas Genco's Form 10-K for         1-31449            3.2
                                                   the year ended December 31,
                                                   2002

   4.1      --    Specimen Stock Certificate       Texas Genco's registration          1-31449            4.1
                                                   statement on Form 10

 +31.1      --    Rule 13a-14(a)/15d-14(a)
                  Certification of David G.
                  Tees

 +31.2      --    Rule 13a-14(a)/15d-14(a)
                  Certification of Gary L.
                  Whitlock

 +32.1      --    Section 1350 Certification
                  of David G. Tees

 +32.2      --    Section 1350 Certification
                  of Gary L. Whitlock

 +99.1      --    Items incorporated by
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

      On June 2, 2004, we filed a Current Report on Form 8-K dated May 28, 2004, in which we reported that our Board of Directors had voted to exercise our right of first refusal to purchase up to the entire 25.2 percent interest in the South Texas Project Electric Generating Station that is currently owned by American Electric Power.

      On July 22, 2004, we filed a Current Report on Form 8-K dated July 21, 2004, in which we reported that CenterPoint Energy and we had entered into a definitive agreement for GC Power Acquisition LLC to acquire the company.

      On August 6, 2004, we filed a Current Report on Form 8-K dated August 6, 2004, in which we reported certain second quarter 2004 earnings information and furnished a press release under Item 12 of that form.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TEXAS GENCO HOLDINGS, INC.

                               By:     /s/ James S. Brian
                                    --------------------------------------------
                                           James S. Brian

                              Senior Vice President and Chief Accounting Officer

Date: August 6, 2004

                               INDEX TO EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Pursuant to Item 601(b)(2) of Regulation S-K, Texas Genco has not filed the exhibits and schedules to Exhibit 2.1. Texas Genco hereby agrees to furnish a copy of any such exhibit or schedule to the SEC upon request.

                                                                                      SEC FILE
                                                                                         OR
EXHIBIT                                                      REPORT OR               REGISTRATION      EXHIBIT
NUMBER                   DESCRIPTION                   REGISTRATION STATEMENT           NUMBER        REFERENCE
------                   -----------                   ----------------------           ------        ---------
   2.1      --    Transaction Agreement dated      Texas Genco's Current Report        1-31449           10.1
                  July 21, 2004 among              on Form 8-K dated July 21,
                  CenterPoint Energy, Inc.,        2004
                  Utility Holding, LLC, NN
                  Houston Sub, Inc., Texas
                  Genco Holdings, Inc., HPC
                  Merger Sub, Inc. and GC
                  Power Acquisition LLC
                  (excluding exhibits and
                  schedules thereto)

   3.1      --    Amended and Restated             Texas Genco Holdings, Inc.'s        1-31449            3.1
                  Articles of Incorporation        ("Texas Genco") Form 10-K
                                                   for the year ended December
                                                   31, 2002

   3.2      --    Amended and Restated Bylaws      Texas Genco's Form 10-K for         1-31449            3.2
                                                   the year ended December 31,
                                                   2002

   4.1      --    Specimen Stock Certificate       Texas Genco's registration          1-31449            4.1
                                                   statement on Form 10

 +31.1      --    Rule 13a-14(a)/15d-14(a)
                  Certification of David G.
                  Tees

 +31.2      --    Rule 13a-14(a)/15d-14(a)
                  Certification of Gary L.
                  Whitlock

 +32.1      --    Section 1350 Certification
                  of David G. Tees

 +32.2      --    Section 1350 Certification
                  of Gary L. Whitlock

 +99.1      --    Items incorporated by
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