Form 10-Q
period 2004-09-30
TEXAS GENCO HOLDINGS INC
filed 2004-11-09
CIK 1188303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                         ------------------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

      As of November 1, 2004, Texas Genco Holdings, Inc., (Texas Genco) had 80,000,000 shares of common stock outstanding, including 64,764,240 shares which were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                           TEXAS GENCO HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements................................................................   1
            Statements of Consolidated Operations
               Three Months and Nine Months Ended September 30, 2003 and 2004 (unaudited)...........   1
            Consolidated Balance Sheets
               December 31, 2003 and September 30, 2004 (unaudited).................................   2
            Statements of Consolidated Cash Flows
               Nine Months Ended September 30, 2003 and 2004 (unaudited)............................   4
            Notes to Unaudited Consolidated Financial Statements....................................   5
        Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations..............................................................................  13
        Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................  22
        Item 4. Controls and Procedures.............................................................  22

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings...................................................................  23
        Item 4. Submission of Matters to a Vote of Security Holders.................................  23
        Item 6. Exhibits............................................................................  23

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

      - various risks associated with operating our power generation facilities including, but not limited to, breakdowns or failures of equipment or processes, disruptions in the transmission of electricity, fuel supply interruptions, labor disputes, operator error, and catastrophic events such as fires, hurricanes, explosions, floods or terrorist attacks;

      - unanticipated expenses incurred as part of our efforts to satisfy our forward sales obligations;

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

      - the successful consummation and timing of the sale of the company to GC Power Acquisition LLC (GC Power Acquisition) pursuant to the definitive agreement described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events -- Definitive Agreement for the Sale of the Company" in Item 2 of this Quarterly Report on Form 10-Q;

      - nonperformance by the counterparty to the master power purchase and sale agreement our subsidiary, Texas Genco, LP, entered into in connection with the execution of the definitive agreement for the sale of the company to GC Power Acquisition; and

      - other factors we discuss in "Risk Factors" beginning on page 18 of the Texas Genco Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TEXAS GENCO HOLDINGS, INC.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------  -------------------------------
                                                         2003            2004              2003             2004
                                                    ------------      --------------  -------------     -------------
REVENUES..........................................     $ 657,363      $  637,885        $ 1,594,461     $ 1,629,732
                                                       ---------      ----------        -----------     -----------
EXPENSES:
  Fuel costs......................................       365,913         315,644            923,220         765,951
  Purchased power.................................        20,259          17,506             55,227          43,874
  Operation and maintenance.......................       100,353         118,914            311,004         319,113
  Depreciation and amortization...................        40,778           4,355            119,248          85,331
  Write-down of assets............................            --         649,000                 --         649,000
  Taxes other than income taxes...................         5,084           8,721             27,858          33,099
                                                       ---------      ----------        -----------     -----------
       Total......................................       532,387       1,114,140          1,436,557       1,896,368
                                                       ---------      ----------        -----------     -----------
OPERATING INCOME (LOSS)...........................       124,976        (476,255)           157,904        (266,636)
OTHER INCOME......................................           489             908              1,778           2,963
INTEREST EXPENSE, NET.............................        (1,298)             --             (6,923)           (140)
                                                       ---------      ----------        -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE.....................       124,167        (475,347)           152,759        (263,813)
INCOME TAX BENEFIT (EXPENSE)......................       (41,761)        164,088            (47,942)         93,562
                                                       ---------      ----------        -----------     -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE...............................        82,406        (311,259)           104,817        (170,251)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET
  OF TAX..........................................            --              --             98,910              --
                                                       ---------      ----------        -----------     -----------
NET INCOME (LOSS).................................     $  82,406      $ (311,259)       $   203,727     $  (170,251)
                                                       =========      ==========        ===========     ===========
BASIC AND DILUTED EARNINGS PER SHARE:
   Income (Loss) Before Cumulative Effect of
     Accounting Change............................     $    1.03      $    (3.89)       $      1.31     $     (2.13)
  Cumulative Effect of Accounting Change, net of
     tax..........................................            --              --               1.24              --
                                                       ---------      ----------        -----------     -----------
  Net Income (Loss)...............................     $    1.03      $    (3.89)       $      2.55     $     (2.13)
                                                       =========      ==========        ===========     ===========

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                                           2003                 2004
                                                                                       -------------        -------------
CURRENT ASSETS:
  Cash.............................................................................    $          33        $          65
  Short-term investments...........................................................           44,525              336,991
  Customer accounts receivable.....................................................           78,122               95,633
  Accounts receivable, other.......................................................            3,716                2,812
  Materials and supplies...........................................................           92,409               92,496
  Fuel stock.......................................................................           77,283               63,801
  Deferred tax asset...............................................................               --                1,592
  Prepaid expenses.................................................................            2,104                3,823
  Other current assets.............................................................              200                8,507
  Assets held for sale.............................................................        3,654,005            2,965,953
                                                                                       -------------        -------------
       Total current assets........................................................        3,952,397            3,571,673
                                                                                       -------------        -------------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment....................................................        3,027,350            3,063,518
  Less accumulated depreciation and amortization...................................       (2,555,760)          (2,585,907)
                                                                                       -------------        -------------
       Property, plant and equipment, net..........................................          471,590              477,611
                                                                                       -------------        -------------
OTHER ASSETS:
  Nuclear decommissioning trust....................................................          189,182              199,638
  Other............................................................................           26,462               22,992
                                                                                       -------------        -------------
       Total other assets..........................................................          215,644              222,630
                                                                                       -------------        -------------
          TOTAL ASSETS.............................................................    $   4,639,631        $   4,271,914
                                                                                       =============        =============

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        DECEMBER 31,         SEPTEMBER 30,
                                                                                           2003                 2004
                                                                                       ------------         -------------
CURRENT LIABILITIES:
  Accounts payable - affiliated companies, net.....................................    $       7,802       $       6,176
  Accounts payable, fuel...........................................................           68,747              92,334
  Accounts payable, other..........................................................           40,165              27,306
  Taxes and interest accrued.......................................................          107,605             117,524
  Deferred capacity auction revenue................................................           86,853              89,973
  Non-trading derivative liabilities...............................................               --               4,548
  Other............................................................................           17,579              15,789
                                                                                       -------------       -------------
       Total current liabilities...................................................          328,751             353,650
                                                                                       -------------       -------------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net...........................................          844,545             565,849
  Unamortized investment tax credit................................................          150,533             141,880
  Nuclear decommissioning reserve..................................................          187,997             230,556
  Non-trading derivative liabilities...............................................               --             112,366
  Benefit obligations..............................................................           18,399             106,295
  Accrued reclamation costs........................................................            6,000               4,489
  Other............................................................................           70,245              76,662
                                                                                       -------------       -------------
       Total other liabilities.....................................................        1,277,719           1,238,097
                                                                                       -------------       -------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS' EQUITY:
  Common stock (80,000,000 shares outstanding at December 31, 2003 and September 30,
    2004, respectively)............................................................               80                  80
  Additional paid-in capital.......................................................        2,917,365           2,887,193
  Retained earnings (deficit) .....................................................          115,716            (114,535)
  Accumulated other comprehensive loss.............................................               --             (92,571)
                                                                                       -------------       -------------
       Total shareholders' equity..................................................        3,033,161           2,680,167
                                                                                       -------------       -------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................    $   4,639,631       $   4,271,914
                                                                                       =============       =============

             See Notes to the Company's Interim Financial Statements

                           TEXAS GENCO HOLDINGS, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   ----------------------------
                                                                       2003            2004
                                                                   -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................    $   203,727    $    (170,251)
  Cumulative effect of accounting change.......................        (98,910)              --
                                                                   -----------    -------------
  Income (loss) before cumulative effect of accounting change..        104,817         (170,251)
  Adjustments to reconcile income (loss) before cumulative
    effect of accounting change to net cash provided by
    operating activities:
     Depreciation and amortization.............................        119,248           85,331
     Fuel-related amortization.................................         15,920           20,375
     Amortization of deferred financing costs..................             --            1,651
     Deferred income taxes.....................................        (15,202)        (213,332)
     Investment tax credit.....................................         (9,109)          (8,653)
     Write-down of assets......................................             --          649,000
     Changes in other assets and liabilities:
       Accounts receivable.....................................        (40,439)         (16,607)
       Taxes receivable........................................          4,368               --
       Inventory...............................................        (16,135)          13,395
       Accounts payable........................................         28,918           24,522
       Accounts payable, affiliate.............................        (17,543)          (1,626)
       Taxes and interest accrued..............................         53,183            9,919
       Accrued reclamation costs...............................          3,992           (1,511)
       Benefit obligations.....................................          1,587           20,612
       Deferred revenue from capacity auctions.................          6,838            3,120
       Other current assets....................................          2,453          (10,026)
       Other current liabilities...............................            664           (1,790)
       Other long-term assets..................................         (1,839)           2,291
       Other long-term liabilities.............................         (7,478)          (6,919)
                                                                   -----------    -------------
          Net cash provided by operating activities............        234,243          399,501
                                                                   -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and other...............................       (117,181)         (45,751)
                                                                   -----------    -------------
          Net cash used in investing activities................       (117,181)         (45,751)
                                                                   -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of common stock dividends............................        (60,000)         (60,000)
  Debt issuance costs..........................................             --           (1,252)
  Decrease in short-term notes payable, affiliate..............        (56,831)              --
  Decrease in long-term notes payable, affiliate...............           (424)              --
                                                                   -----------    -------------
          Net cash used in financing activities................       (117,255)         (61,252)
                                                                   -----------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........           (193)         292,498
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............            578           44,558
                                                                   -----------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................    $       385    $     337,056
                                                                   ===========    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest.....................................................    $     7,705    $         885
  Income taxes.................................................             --           52,732

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

      Background. The Company is an 81% owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy). CenterPoint Energy is subject to regulation by the Securities and Exchange Commission (SEC) as a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935
Act). Texas Genco, LP (Genco LP), a wholly owned subsidiary of the Company that owns and operates the Company's electric generating plants, is an exempt wholesale generator pursuant to an order of the Federal Energy Regulatory Commission (FERC). As a result, Genco LP is exempt from all provisions of the 1935 Act so long as it remains an exempt wholesale generator, and the Company is no longer a public utility holding company under the 1935 Act. SEC approval would be required, however, for CenterPoint Energy to issue and sell securities for the purpose of funding the Company's operations, or for CenterPoint Energy to guarantee the Company's securities. Also, SEC policy precludes the Company from borrowing from CenterPoint Energy's utility subsidiaries. On July 21, 2004, the Company entered into a definitive transaction agreement pursuant to which it has agreed to be acquired in a multistep transaction by GC Power Acquisition LLC (GC Power Acquisition), a newly formed entity owned in equal parts by investment funds affiliated with The Blackstone Group, Hellman & Friedman LLC, Kohlberg, Kravis Roberts & Co. L.P. and Texas Pacific Group, for approximately $3.65 billion in cash. For further discussion, see Note 2.

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

      The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests.

      Note 2(f) (Long-Lived Assets and Intangibles) and Note 8 (Commitments and Contingencies) to the consolidated annual financial statements included in the Texas Genco Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

      For information regarding certain environmental matters and legal proceedings, see Note 9 to the Interim Financial Statements.

(2) DEFINITIVE AGREEMENT FOR THE SALE OF THE COMPANY

      On July 21, 2004, the Company entered into a definitive transaction agreement pursuant to which it has agreed to be acquired in a multistep transaction by GC Power Acquisition for approximately $3.65 billion in cash. The transaction will be accomplished in two steps. In the first step, expected to be completed in the fourth quarter of 2004, the Company will purchase the approximately 19% of its shares owned by the public (other than shares held by shareholders who validly perfect their dissenters' rights under Texas law) in a cash-out merger at a price of $47.00 per share, without interest and less any applicable withholding taxes (Public Company Merger). In connection with the anticipated Public Company Merger, the Company has filed with the SEC a Rule 13e-3 transaction statement and a preliminary information statement on Schedule 14C containing information with respect to the transactions contemplated by the definitive transaction agreement, including the Public Company Merger, and related matters. Following the Public Company Merger, a subsidiary of the Company that will own the Company's coal, lignite and gas-fired generation plants will merge with a subsidiary of GC Power Acquisition. The closing of the first step of the transaction is subject to several conditions, including the mailing of a definitive information statement to our shareholders at least 20 days prior to the closing of the Public Company Merger, the receipt of debt financing under the financing commitments described below, the expiration or termination of any applicable waiting period under the antitrust laws (including the Hart Scott Rodino Antitrust Improvement Act of 1976), which occurred on September 17, 2004, and FERC's certification of the entity that will own Texas Genco's coal, lignite and gas-fired generation plants as an "exempt wholesale generator," which occurred on September 24, 2004. The definitive information statement will be mailed to the Company's shareholders of record as of October 21, 2004. The Company's shareholders as of the effective date of the Public Company Merger will have the right to either receive the cash consideration for their shares described above or exercise dissenters' rights in connection with the Public Company Merger by properly complying with the requirements of the Texas Business Corporation Act. Within 10 days after the effectiveness of the Public Company Merger, the Company must mail to all of its shareholders written notice of the effectiveness of the Public Company Merger and of their right to dissent from that transaction within 20 days after the date of the Company's mailing of the notice.

      In the second step of the transaction, expected to take place in the first half of 2005 following receipt of approval by the Nuclear Regulatory Commission
(NRC), for which the application was filed on October 18, 2004, the Company, the principal remaining asset of which, at that time, will be the Company's interest in the South Texas Project Electric Generating Station (South Texas Project), will merge with another subsidiary of GC Power Acquisition.

      GC Power Acquisition has entered into a commitment letter with financing sources, including Goldman Sachs Credit Partners, L.P., providing for up to $2.5 billion in the aggregate in debt financing for the transaction and a separate overnight loan of $717 million to the Company to fund the Public Company merger in the first step of the transaction, each subject to customary closing conditions. This overnight loan is expected to be repaid with the proceeds of the merger of a subsidiary of the Company that will own the Company's coal, lignite and gas-fired generation plants with a subsidiary of GC Power Acquisition. In addition, GC Power Acquisition's sponsor firms have committed upon closing of the transaction to provide up to $1.08 billion in the aggregate in equity funding for the transaction.

      The transaction has been approved by the board of directors of the Company acting upon the unanimous recommendation of a special committee composed of independent members of the Company's board of directors. Utility Holding, LLC (Utility Holding), a wholly owned subsidiary of CenterPoint Energy, acting in its capacity as the holder of approximately 81% of Texas Genco's outstanding shares of common stock, has executed a written consent irrevocably approving the transaction agreement and the transactions it contemplates, including the Public Company Merger. Because Utility Holding owns shares of Texas Genco's common stock representing greater than two-thirds of the votes required for approval of the transactions under Texas law, no further vote of Texas Genco's shareholders is required or contemplated.

      In connection with the transaction, a subsidiary of the Company, Genco LP, entered into a master power purchase and sale agreement with a member of the Goldman Sachs group. Under that agreement, Genco LP has sold forward a substantial quantity of its available base-load capacity through 2008 and pledged $175 million of its first mortgage bonds as collateral for its obligations. Genco LP's obligations under the power purchase agreement will continue regardless of whether the transaction is completed.

      On July 23, 2004, two plaintiffs filed substantially identical lawsuits in Harris County, Texas state district court. The suits, purportedly brought on behalf of holders of the Company's common stock, name the Company and each of its directors as defendants. Both plaintiffs allege, among other things, self-dealing and breach of fiduciary duty by the defendants in entering into the transaction agreement. As part of their allegations of self-dealing, both plaintiffs claim that the Company's board of directors is controlled by CenterPoint Energy, that the defendants improperly concealed the Company's results of operations for the second quarter of 2004 until after the transaction agreement was announced, and that in order to aid CenterPoint Energy, the Company's board only searched for acquirers who would offer all-cash consideration. Among other relief, the plaintiffs seek to enjoin the transaction or, alternatively, rescind the transaction to the extent already implemented. In August 2004, the cases were consolidated in state district court in Harris County, Texas. The Company intends to vigorously defend against the consolidated suits.

      In the third quarter of 2004, the Company recorded an after-tax impairment of approximately $426 million related to the write-down of coal, lignite and gas-fired generation assets in connection with the first step of the sale transaction. These assets have been classified in the Consolidated Balance Sheets as "held for sale."

(3) PURCHASE OF ADDITIONAL SOUTH TEXAS PROJECT INTEREST

      On September 3, 2004, Genco LP signed an agreement to purchase a portion of AEP Texas Central Company's (AEP) 25.2% interest in the South Texas Project for approximately $174 million. Once the purchase is complete, Genco LP will own an additional 13.2% interest in the South Texas Project for a total of 44%, or approximately 1,100 MW. This purchase agreement was entered into pursuant to Genco LP's right of first refusal to purchase this interest triggered by AEP's previously announced agreement to sell this interest to a third party. In addition to AEP's ownership interest and Genco LP's current 30.8% ownership, the 2,500 MW nuclear plant is currently 28%-owned by City Public Service of San Antonio and 16%-owned by Austin Energy. City Public Service of San Antonio is purchasing AEP's remaining 12% ownership interest under its right of first refusal. The sale is subject to certain regulatory approvals, including filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and action by the NRC, the FERC, and the SEC. The Company expects to fund the purchase of its share of AEP's interest, including reimbursements of draws under letters of credit discussed in Note 7, with existing cash balances and cash expected to be generated through operations. The Company expects to complete this transaction by the end of the first quarter of 2005.

(4) NEW ACCOUNTING PRONOUNCEMENTS

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

      On December 23, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132 (R)) which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132 (R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132 (R) in
Note 10 to these Interim Financial Statements.

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) addressing the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance from the FASB was deemed necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-2)," requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FASB's related existing guidance, FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," will be superseded upon the effective date of FAS 106-2. The effective date of the new FSP is the first interim or annual period beginning after June 15, 2004, except for certain nonpublic entities which have until fiscal years beginning after December 15, 2004. The adoption of FAS 106-2 did not have a material effect on the Company's results of operations or financial condition.

(5) DERIVATIVE FINANCIAL INSTRUMENTS

      In connection with the definitive agreement for the sale of the Company entered into on July 21, 2004, Genco LP entered into a master power purchase and sale agreement with a member of the Goldman Sachs group. Under that agreement, Genco LP has sold forward a substantial quantity of its available base-load capacity through 2008 and pledged $175 million of its first mortgage bonds as collateral for its obligations. Genco LP's obligations under the power purchase agreement will continue regardless of whether the sale transaction is completed. The Company has designated the master power purchase and sale agreement as a cash flow hedge of the forecasted sale of base-load capacity through 2008. During the three months ended September 30, 2004, no hedge ineffectiveness was recognized in earnings from derivatives that qualify for and are designated as cash flow hedges. As of September 30, 2004, the Company expects $5 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

(6) COMPREHENSIVE INCOME (LOSS)

      The following table summarizes the components of total comprehensive income (loss):

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2004   SEPTEMBER 30, 2004
                                                       ------------------   ------------------
                                                                     (IN MILLIONS)
Net loss.............................................      $      (311)         $      (170)
Other comprehensive loss:
  Minimum benefits liability.........................              (17)                 (17)
  Net deferred loss from cash flow hedges............              (76)                 (76)
                                                           -----------          -----------
Other comprehensive loss.............................              (93)                 (93)
                                                           -----------          -----------
Comprehensive loss...................................      $      (404)         $      (263)
                                                           ===========          ===========

(7) SHORT-TERM BORROWINGS

      In September 2004, Genco LP amended its $75 million senior secured revolving credit facility to increase the facility to $250 million. The facility is secured by Genco LP's first mortgage bonds. The revolving credit facility terminates on the earlier of March 2, 2005 or the date of the consummation of the sale of Texas Genco's coal, lignite and gas-fired generation assets to GC Power Acquisition. As of September 30, 2004, there were no borrowings outstanding under the revolving credit facility. As of September 30, 2004, letters of credit aggregating $182 million were issued under the facility in favor of AEP, and are expected to be drawn upon in the first quarter of 2005 to pay the purchase price of an additional interest in the South Texas Project as further discussed in Note 3. The expiration date of the letters of credit is August 29, 2005. Under the terms of the credit facility, the letters of credit will be cash collateralized at 105% of their face amount upon the Company's sale of its coal, lignite and gas-fired generation assets to GC Power Acquisition. The Company expects to fund the cash collateral with a portion of the net proceeds of the sale.

(8) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

      As of December 31, 2003 and September 30, 2004, the Company had net accounts payable to affiliates of $8 million and $6 million, respectively.

      During the three months ended September 30, 2003 and 2004, the sales and services by the Company to Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) and its subsidiaries totaled $496 million and $423 million, respectively. During the nine months ended September 30, 2003 and 2004, the sales and services by the Company to RRI and its subsidiaries totaled $1.2 billion and $1 billion, respectively. During the three months and nine months ended September 30, 2003 and 2004, there were no sales and services by the Company to CenterPoint Energy and its affiliates. During the three months ended September 30, 2003 and 2004, the sales and services by the Company to another major customer totaled $67 million and $95 million, respectively. During the nine months ended September 30, 2003 and 2004, the sales and services by the Company to that customer totaled $160 million and $285 million, respectively.

      During the three months ended September 30, 2003 and 2004, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $14 million and $2 million, respectively. During the nine months ended September 30, 2003 and 2004, purchases of natural gas by the Company from CenterPoint Energy and its affiliates were $23 million and $18 million, respectively.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $7 million and $8 million for the three months ended September 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses. Amounts charged to the Company for these services were $24 million and $20 million for the nine months ended September 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses.

(9) COMMITMENTS AND CONTINGENCIES

      Clean Air Standards. The 1999 Texas Electric Choice Law (Texas electric restructuring law) and regulations adopted by the Texas Commission on Environmental Quality (TCEQ) in 2001 require substantial reductions in emission of oxides of nitrogen (NOx) from electric generating units. The Company is currently installing cost-effective controls at its generating plants to comply with these requirements. Through September 30, 2004, the Company has invested $689 million for NOx emission control, and plans to make additional expenditures of up to approximately $106 million during the remainder of 2004 through 2007. Further revisions to these NOx requirements may result from the EPA's ongoing review of these TCEQ rules and from the TCEQ's future rules, expected in 2007, implementing the more stringent federal eight-hour ozone standard.

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

      Texas Antitrust Action. In July 2003, Texas Commercial Energy filed in federal court in Corpus Christi, Texas a lawsuit against Reliant Energy, Incorporated (Reliant Energy), CenterPoint Energy and CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), as successors to Reliant Energy, Genco LP, RRI, Reliant Electric Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit sought damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In June 2004, the federal court dismissed the plaintiff's claims and in July 2004, the plaintiff filed a notice of appeal. The Company intends to contest the appeal. The ultimate outcome of this matter cannot be predicted at this time.

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

      Under the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $10.8 billion as of September 30, 2004. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the

South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $100.6 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per reactor per year per incident.

      There can be no assurance that all potential losses or liabilities associated with the South Texas Project will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

      Nuclear Decommissioning. CenterPoint Houston, as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, contributed $2.9 million in 2003 to trusts established to fund the Company's share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2004. There are various investment restrictions imposed upon the Company by the Public Utility Commission of Texas and NRC relating to the Company's nuclear decommissioning trusts. The Company and CenterPoint Energy have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $200 million as of September 30, 2004, of which approximately 37% were fixed-rate debt securities and the remaining 63% were equity securities. In May 2004, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $456 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be charged to transmission and distribution customers of CenterPoint Houston or its successor.

      Joint Operating Agreement with City of San Antonio. The Company has a joint operating agreement with the City Public Service Board of San Antonio to share savings from the joint dispatching of each party's generating assets. Dispatching the two generating systems jointly results in savings of fuel and related expenses due to a more efficient utilization of each party's lowest cost resources. The two parties currently share equally the savings resulting from joint dispatch. The current agreement with CPS expires in 2009 and can be terminated by either party at any time with 90 days' notice.

(10) EMPLOYEE BENEFIT PLANS

(a) Pension.

      For the period January 1 through August 31, 2004, the Company's employees participated in CenterPoint Energy's pension plan. However, effective September 1, 2004, the Company established a stand-alone pension plan for substantially all employees of Texas Genco. As of the establishment of the new plan, Texas Genco received its allocation of net pension obligations from CenterPoint Energy. The funded status of the plan is as follows as of September 30, 2004 (in millions):

RECONCILIATION OF FUNDED STATUS
Projected benefit obligation............................................   $   (148)
Plan assets ............................................................         61
                                                                           --------
Funded status...........................................................        (87)
Unrecognized prior service cost.........................................        (11)
Unrecognized net loss...................................................         51
                                                                           --------
Net amount recognized...................................................   $    (47)
                                                                           ========

AMOUNTS RECOGNIZED IN BALANCE SHEET
Benefit obligations.....................................................   $    (68)
Accumulated other comprehensive income..................................         21
                                                                           --------
Net amount recognized...................................................   $    (47)
                                                                           ========

ACTUARIAL ASSUMPTIONS
Discount rate...........................................................       6.25%
Expected return on plan assets..........................................       9.00%
Rate of increase in compensation levels.................................       4.10%

ADDITIONAL INFORMATION
Accumulated benefit obligation..........................................   $    129
Change in minimum liability adjustment included in other
  comprehensive income..................................................         21
                                                                          December 31,
 Measurement date used to determine plan obligations and assets.........      2003

      During the fourth quarter of 2004, the Company received the results of an actuarial valuation to determine the amount of CenterPoint Energy's pension plan assets to be transferred to the new Texas Genco plan under the Employee Income Security Act of 1974. From the actuarial valuation, it was determined that the Company's share of existing plan assets was $39 million.

      The new pension plan is underfunded. Pension contributions are not required during 2004, but it is anticipated that $19 million in pension contributions will be required during 2005.

      Since the plan's funded status was not remeasured for accounting purposes, the Company's net periodic cost was not impacted by the establishment of the stand-alone plan. Net periodic cost for periods prior to September 1, 2004 represents solely the Company's participation in CenterPoint Energy's pension plan.

      The Company's net periodic cost was as follows:

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                       ------------------         -----------------
                                          2003    2004               2003    2004
                                          ----    ----               ----    ----
                                                       (IN MILLIONS)
Service cost..........................    $  2    $  2               $  5    $  5
Interest cost.........................       2       2                  8       8
Expected return on plan assets........      (1)     (2)                (3)     (5)
Net amortization......................       1       1                  3       1
                                          ----    ----               ----    ----
Net periodic cost.....................    $  4    $  3               $ 13    $  9
                                          ====    ====               ====    ====

      CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension benefits allocated to the Company:

                                                        2003    2004
                                                        ----    ----
Discount rate...................................        6.75%   6.25%
Expected return on plan assets..................        9.00%   9.00%
Rate of increase in compensation levels.........        4.10%   4.10%

(b) Postretirement Benefits.

      The Company's employees participate in CenterPoint Energy's postretirement benefit plan. Net periodic cost in each of the three month periods ended September 30, 2003 and 2004 was $1 million and $18 million (including $17 million of non-recurring curtailment costs attributable to the discontinued participation of the Company's workforce in the plan as active employees). Net periodic cost in each of the nine month periods ended September 30, 2003 and 2004 was $3 million and $20 million (including $17 million of non-recurring curtailment costs attributable to the discontinued participation of the Company's workforce in the plan as active employees), respectively. The Company expects to contribute $1 million to CenterPoint Energy's postretirement benefits plan in 2004. As of September 30, 2004, $1 million has been contributed.

(11) SUBSEQUENT EVENT

(a) Dividend Payment.

      On November 4, 2004, the Company's board of directors declared a dividend of $0.25 per share of common stock payable on December 20, 2004 to shareholders of record as of the close of business on November 26, 2004. If the Public Company Merger occurs on or prior to the record date, the dividend will not be paid.

(b) Tax Legislation.

      On October 22, 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act makes several sweeping changes to U.S. taxpayers engaged in cross-border or manufacturing businesses, and some of the provisions of the Act have retroactive effective dates. The Company is currently analyzing the impact of this legislation, but believes that the Act has no material effect on its financial position as of September 30, 2004.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Company's Interim Financial Statements and notes contained in Item 1 of this Form 10-Q.

                                    OVERVIEW

      We are a wholesale electric power generating company that owns 60 generating units at 11 electric power generation facilities located in Texas. We also own a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating station with two 1,250 megawatt (MW) nuclear generating units. As of September 30, 2004, the aggregate net generating capacity of our portfolio of assets was 14,153 megawatts (MW), of which 2,585 MW of gas-fired capacity was then mothballed. In May 2004, 403 MW of previously mothballed gas-fired capacity was returned to service. The gas-fired capacity that is currently mothballed is expected to remain mothballed through April 2005. We sell electric generation capacity, energy and ancillary services in the Electric Reliability Council of Texas (ERCOT) market, which is the largest power market in the State of Texas and encompasses the majority of the population centers in the State of Texas. ERCOT facilitates reliable grid operations for approximately 85% of the demand for power in the state.

      We are an 81% owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy). CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. Texas Genco, LP (Genco
LP), our wholly owned subsidiary that owns and operates our electric generating plants, is an exempt wholesale generator (EWG) pursuant to an order of the Federal Energy Regulatory Commission (FERC). As a result, Genco LP is exempt from all provisions of the 1935 Act so long as it remains an EWG, and we are no longer a public utility holding company under the 1935 Act.

                                EXECUTIVE SUMMARY

RECENT EVENTS

      DEFINITIVE AGREEMENT FOR THE SALE OF THE COMPANY

      On July 21, 2004, we entered into a definitive transaction agreement pursuant to which we have agreed to be acquired in a multistep transaction by GC Power Acquisition for approximately $3.65 billion in cash. The transaction will be accomplished in two steps. In the first step, expected to be completed in the fourth quarter of 2004, we will purchase the approximately 19% of our shares owned by the public (other than shares held by shareholders who validly perfect their dissenters' rights under Texas law) in a cash-out merger at a price of $47.00 per share, without interest and less any applicable withholding taxes (Public Company Merger). In connection with the anticipated Public Company Merger, we have filed with the SEC a Rule 13e-3 transaction statement and a preliminary information statement on Schedule 14C containing information with respect to the transactions contemplated by the definitive transaction agreement, including the Public Company Merger, and related matters. Following the Public Company Merger, one of our subsidiaries that will own our coal, lignite and gas-fired generation plants will merge with a subsidiary of GC Power Acquisition. The closing of the first step of the transaction is subject to several conditions, including the mailing of a definitive information statement to our shareholders at least 20 days prior to the closing of the Public Company Merger, the receipt of debt financing under the financing commitments described below, the expiration or termination of any applicable waiting period under the antitrust laws (including the Hart Scott Rodino Antitrust Improvement Act of
1976), which occurred on September 17, 2004, and the FERC's certification of the entity that will own our coal, lignite and gas-fired generation plants as an "exempt wholesale generator", which occurred on September 24, 2004. The definitive information statement will be mailed to our shareholders of record as of October 21, 2004. Our shareholders as of the effective date of the Public Company Merger will have the right to either receive the cash consideration for their shares described above or exercise dissenters' rights in connection with the Public Company Merger by properly complying with the requirements of the Texas Business Corporation Act. Within 10 days after the effectiveness of the Public Company Merger, we must mail to all of our shareholders written notice of the effectiveness of the Public Company Merger and of their right to dissent from that transaction within 20 days after the date of our mailing of the notice.

      In the second step of the transaction, expected to take place in the first half of 2005 following receipt of approval by the Nuclear Regulatory Commission, Texas Genco, the principal remaining asset of which, at that time, will be its interest in the South Texas Project Electric Generating Station (South Texas Project), will merge with another subsidiary of GC Power Acquisition.

      GC Power Acquisition has entered into a commitment letter with financing sources, including Goldman Sachs Credit Partners, L.P., providing for up to $2.5 billion in the aggregate in debt financing for the transaction and a separate overnight loan of $717 million to us to fund the Public Company merger in the first step of the transaction, each subject to customary closing conditions. This overnight loan is expected to be repaid with the proceeds of the merger of one of our subsidiaries that will own our coal, lignite and gas-fired generation plants with a subsidiary of GC Power Acquisition. In addition, GC Power Acquisition's sponsor firms have committed upon closing of the transaction to provide up to $1.08 billion in the aggregate in equity funding for the transaction.

      The transaction has been approved by our board of directors acting upon the unanimous recommendation of a special committee composed of independent members of our board of directors. Utility Holding, LLC (Utility Holding), a wholly owned subsidiary of CenterPoint Energy, acting in its capacity as the holder of approximately 81% of our outstanding shares of common stock, has executed a written consent irrevocably approving the transaction agreement and the transactions it contemplates, including the Public Company Merger. Because Utility Holding owns shares of our common stock representing greater than two-thirds of the votes required for approval of the transactions under Texas law, no further vote of our shareholders is required or contemplated.

      In connection with the transaction, one of our subsidiaries, Genco LP, entered into a master power purchase and sale agreement with a member of the Goldman Sachs group. Under that agreement, Genco LP has sold forward a substantial quantity of our available base-load capacity through 2008 and pledged $175 million of our first mortgage bonds as collateral for our obligations. Genco LP's obligations under the power purchase agreement will continue regardless of whether the transaction is completed.

      On July 23, 2004, two plaintiffs filed substantially identical lawsuits in Harris County, Texas state district court. The suits, purportedly brought on behalf of holders of our common stock, name us and each of our directors as defendants. Both plaintiffs allege, among other things, self-dealing and breach of fiduciary duty by the defendants in entering into the transaction agreement. As part of their allegations of self-dealing, both plaintiffs claim that our board of directors is controlled by CenterPoint Energy, that the defendants improperly concealed our results of operations for the second quarter of 2004 until after the transaction agreement was announced, and that in order to aid CenterPoint Energy, our board only searched for acquirers who would offer all-cash consideration. Among other relief, the plaintiffs seek to enjoin the transaction or, alternatively, rescind the transaction to the extent already implemented. In August 2004, the cases were consolidated in state district court in Harris County, Texas. We intend to vigorously defend against the consolidated suits.

      In the third quarter of 2004, we recorded an after-tax impairment of approximately $426 million related to the write-down of coal, lignite and gas-fired generation assets in connection with the first step of the sale transaction. These assets are classified in the Consolidated Balance Sheets as "held for sale."

      AGREEMENT TO PURCHASE ADDITIONAL INTEREST IN THE SOUTH TEXAS PROJECT

      On September 3, 2004, Genco LP signed an agreement to purchase a portion of AEP Texas Central Company's (AEP) 25.2% interest in the South Texas Project for approximately $174 million. Once the purchase is complete, Genco LP will own an additional 13.2% interest in the South Texas Project for a total of 44%, or approximately 1,100 MW. This purchase agreement was entered into pursuant to Genco LP's right of first refusal to purchase this interest triggered by AEP's previously announced agreement to sell this interest to a third party. In addition to AEP's ownership interest and Genco LP's current 30.8% ownership, the 2,500 MW nuclear plant is currently 28%-owned by City Public Service of San Antonio and 16%-owned by Austin Energy. City Public Service of San Antonio is purchasing AEP's remaining 12% ownership interest under its right of first refusal. The sale is subject to certain regulatory approvals, including filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and action by the Nuclear Regulatory Commission, the FERC, and the SEC. We expect to fund the purchase of our share of AEP's interest, including reimbursements of draws under letters of credit discussed in Note 7 to our consolidated financial statements, with existing cash balances and cash expected to be generated through operations. We expect to complete this transaction by the end of the first quarter of 2005.

3RD QUARTER 2004 HIGHLIGHTS

      In the third quarter 2004, we reported a net loss of $311 million, or $3.89 per diluted share, which includes an after-tax impairment charge of $426 million ($649 million pre-tax) related to the pending sale of our coal, lignite and gas-fired generation plants to GC Power Acquisition. As a result of the signing of the definitive agreement described above, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," we ceased depreciation on our coal, lignite and gas-fired generation plants at the time these assets were considered "held for sale." This resulted in a decrease in depreciation expense of $24 million after-tax ($37 million pre-tax) for the quarter. In accordance with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," we also recorded a curtailment expense related to postretirement benefits of $11 million after-tax ($17 million pre-tax), which is included in operations and maintenance expense. Excluding these sale-related impacts, net income for the third quarter of 2004 was $102 million, or $1.27 per share, compared to $82 million, or $1.03 per share, for the same period of 2003 primarily due to higher capacity revenue during 2004 for base-load products driven by continued high natural gas prices and their effect on wholesale electricity prices in the ERCOT market.

2004 OUTLOOK

      In our capacity auctions held through September 2004, we have sold forward 100% of our available firm base-load capacity for 2004, representing over $905 million of firm capacity revenue under contract. In addition, we have sold gas-fired and non-firm base-load capacity bringing the total 2004 contracted capacity revenues to over $1.12 billion. Available base-load capacity is defined as our total base-load capacity less planned outages and less up to 750 megawatts of operating reserves. For 2005, we have sold forward in our capacity auctions approximately 80% of our available firm base-load capacity, which represents over $690 million of contracted firm base-load capacity revenue. In addition, we have sold non-firm base-load capacity with revenues of approximately $62 million, bringing the total 2005 contracted capacity revenues to over $750 million. These amounts do not include forward sales of base-load capacity under the master power purchase and sale agreement described above. In addition to capacity sales, we have sold approximately $10 million of surplus emission allowances in the first nine months of 2004, and will evaluate future sales of emissions allowances as opportunities develop. Financial performance in 2004 and beyond is highly dependent on the operating performance of our base-load generating units.

                       CONSOLIDATED RESULTS OF OPERATIONS

      The following table sets forth our consolidated results of operations for the three months and nine months ended September 30, 2003 and 2004, followed by a discussion of our consolidated results of operations.

                                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------     -------------------------------
                                                         2003              2004              2003              2004
                                                    -------------      ------------      ------------      ------------
                                                                               (IN THOUSANDS)
REVENUES...........................................  $    657,363      $    637,885      $  1,594,461      $  1,629,732
                                                     ------------      ------------      ------------      ------------
EXPENSES:
  Fuel costs.......................................       365,913           315,644           923,220           765,951
  Purchased power..................................        20,259            17,506            55,227            43,874
  Operation and maintenance........................       100,353           118,914           311,004           319,113
  Depreciation and amortization....................        40,778             4,355           119,248            85,331
  Write-down of assets.............................            --           649,000                --           649,000
  Taxes other than income taxes....................         5,084             8,721            27,858            33,099
                                                     ------------      ------------      ------------      ------------
       Total.......................................       532,387         1,114,140         1,436,557         1,896,368
                                                     ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS)............................       124,976          (476,255)          157,904          (266,636)
OTHER INCOME.......................................           489               908             1,778             2,963
INTEREST EXPENSE, NET..............................        (1,298)               --            (6,923)             (140)
                                                     ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE......................       124,167          (475,347)          152,759          (263,813)
INCOME TAX BENEFIT (EXPENSE).......................       (41,761)          164,088           (47,942)           93,562
                                                     ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE................................        82,406          (311,259)          104,817          (170,251)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF
  TAX..............................................            --                --            98,910                --
                                                     ------------      ------------      ------------      ------------
NET INCOME (LOSS)..................................  $     82,406      $   (311,259)     $    203,727      $   (170,251)
                                                     ============      ============      ============      ============
BASIC AND DILUTED EARNINGS PER SHARE:
   Income (Loss) Before Cumulative Effect of
     Accounting Change.............................  $       1.03      $      (3.89)     $       1.31      $      (2.13)
  Cumulative Effect of Accounting Change, net of
     tax...........................................            --                --              1.24                --
                                                     ------------      ------------      ------------      ------------
  Net Income (Loss)................................  $       1.03      $      (3.89)     $       2.55      $      (2.13)
                                                     ============      ============      ============      ============

Sales (MWH)........................................    14,533,513        13,476,047        36,327,349        36,159,200
Generation (MWH)...................................    13,416,037        13,036,825        34,488,241        34,728,241

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      For the three months ended September 30, 2004, we reported a net loss of $311 million, or $3.89 per diluted share, which includes an after-tax impairment charge of $426 million ($649 million pre-tax) related to the pending sale of our coal, lignite and gas-fired generation plants to GC Power Acquisition. As a result of the signing of the definitive agreement described above, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," we ceased depreciation on our coal, lignite and gas-fired generation plants at the time these assets were considered "held for sale." This resulted in a decrease in depreciation expense of $24 million after-tax ($37 million pre-tax) for the quarter. In accordance with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," we also recorded a curtailment expense related to postretirement benefits of $11 million after-tax ($17 million pre-tax), which is included in operations and maintenance expense. Excluding these sale-related impacts, net income for the third quarter of 2004 was $102 million, or $1.27 per share, compared to $82 million, or $1.03 per share, for the same period of 2003 primarily due to higher capacity revenue during 2004 for base-load products driven by continued high natural gas prices and their effect on wholesale electricity prices in the ERCOT market. Most of these base-load products were sold in capacity auctions held when natural gas prices were higher than when we sold our capacity for

2003. Energy revenues and fuel and purchased power costs declined in the third quarter of 2004 as compared to the same period in 2003 reflecting a reduction in planned and unplanned outages and therefore an increase in availability of our base-load units in 2004 as well as lower demand for gas-fired generation products in 2004. Excluding the curtailment expense of $11 million ($17 million pre-tax) discussed above, operation and maintenance expenses were relatively flat in the third quarter of 2004 as compared to the same period in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      For the nine months ended September 30, 2004, we reported a net loss of $170 million, or $2.13 per diluted share, including the sale-related impacts described above. Net income for the nine months ended September 30, 2003, was $204 million, or $2.55 per share, including a non-cash gain of $99 million ($1.24 per share) from the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". Excluding the sale-related impacts, net income for the nine months ended September 30, 2004 was $243 million, or $3.03 per share, and income before the cumulative effect of an accounting change for the same period of 2003 was $105 million, or $1.31 per share. Revenues increased $35 million in the first nine months of 2004 as compared to the same period in 2003 due to higher capacity revenue for base-load products driven by continued high natural gas prices and their effect on wholesale electricity prices in the ERCOT market. Most of these base-load products were sold in capacity auctions held when natural gas prices were higher than when we sold our capacity for 2003. Fuel and purchased power costs declined $169 million in the first nine months of 2004 as compared to the same period in 2003 reflecting a reduction in planned and unplanned outages during 2004 and therefore an increase in availability of our base-load units as well as lower demand for gas-fired generation products in 2004. Excluding the curtailment expense recorded in the third quarter 2004 as discussed above, operation and maintenance expenses decreased $9 million primarily due to the reduction in planned and unplanned outages in the first nine months of 2004 as compared to the same period in 2003, partially offset by increased payroll expense for technical support personnel and transaction-related fees associated with the expected sale of the company to GC Power Acquisition.

      In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), we completed an assessment of the applicability and implications of SFAS No. 143. As a result of the assessment, we identified retirement obligations for nuclear decommissioning at the South Texas Project and for lignite mine operations at the Jewett mine supplying the Limestone electric generation facility. The net difference between the amounts determined under SFAS No. 143 and the previous method of accounting for estimated mine reclamation costs was $37 million and has been recorded as a cumulative effect of accounting change. Upon adoption of SFAS No. 143, we reversed $115 million of previously recognized removal costs as a cumulative effect of accounting change. The nine months ended September 30, 2003 results include a $99 million after-tax ($152 million pre-tax) non-cash gain ($1.24 per diluted share) from the adoption of SFAS No. 143.

                           RELATED PARTY TRANSACTIONS

      We have entered into a number of agreements with CenterPoint Energy that govern our ongoing relationships with CenterPoint Energy, including providing various services to us. Pursuant to the requirements of the 1935 Act, CenterPoint Energy has formed a service company through which these services are delivered. For information regarding our agreements and other relationships with CenterPoint Energy, please read Note 8 to our Interim Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions" in the Texas Genco Form 10-K.

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

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

      The net cash provided by/used in our operating, investing and financing activities for the nine months ended September 30, 2003 and 2004 is as follows (in millions):

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                              2003                2004
                                                           ----------          -----------
Cash provided by (used in):
   Operating activities.............................          $ 234               $ 400
   Investing activities.............................           (117)                (46)
   Financing activities.............................           (117)                (61)

CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities increased $166 million for the nine months ended September 30, 2004 as compared to the same period in 2003 primarily as a result of higher capacity auction prices, which were driven by continued high natural gas prices, as well as significantly lower fuel costs resulting from improved availability of our base-load units in 2004.

CASH USED IN INVESTING ACTIVITIES

      Net cash used in investing activities decreased $71 million for the nine months ended September 30, 2004 as compared to the same period in 2003 primarily related to a planned reduction in NOx emissions control expenditures.

CASH PROVIDED BY FINANCING ACTIVITIES

      Cash used in financing activities decreased $56 million for the nine months ended September 30, 2004 as compared to the same period in 2003 because of the repayment of borrowings owed to CenterPoint Energy during 2003.

FUTURE SOURCES AND USES OF CASH

      Our liquidity and capital requirements will be affected by our:

      - capital requirements related to environmental compliance and other projects;

      - anticipated purchase of an additional interest in the South Texas Project pursuant to the exercise of our right of first refusal as described above under " -- Executive Summary -- Recent Events -- Agreement to Purchase Additional Interest in the South Texas Project";

      -     dividend policy;

      -     pension contributions;

      -     debt service requirements; and

      -     working capital requirements.

      As of September 30, 2004, we had temporary investments of $337 million. As of September 30, 2004, we had no investments in CenterPoint Energy's money pool for unregulated subsidiaries.

      In September 2004, Genco LP amended its $75 million senior secured revolving credit facility to increase the facility to $250 million. The revolving credit facility terminates on the earlier of March 2, 2005 or the date of the consummation of the sale of our coal, lignite and gas-fired generation assets to GC Power Acquisition. Proceeds from the revolving credit facility will be used to meet ongoing working capital requirements and for other general corporate purposes. Borrowings under the facility may be made at the London interbank offered rate (LIBOR) plus 100 basis points. The facility is secured by a series of Genco LP's first mortgage bonds in an aggregate principal amount of $250 million. All of our real and tangible properties, subject to certain exclusions, are currently subject to the lien of the first mortgage. As of September 30, 2004, there were no borrowings outstanding under the revolving credit facility. As of September 30, 2004, letters of credit aggregating $182 million were issued under the facility in favor of AEP, and are expected to be drawn upon in the first quarter of 2005 to pay the purchase price of an additional interest in the South Texas Project. The expiration date of the letters of credit is August 29, 2005. Our existing cash balances and cash expected to be generated by operations are expected to be used to reimburse the draws under the letters of credit. Under the terms of the credit facility, it is expected that the letters of credit will be cash collateralized at 105% of their face amount upon the sale of our coal, lignite and gas-fired generation assets to GC Power Acquisition. We expect to fund the cash collateral with a portion of the net proceeds of the sale.

      We believe that our existing cash balances, cash flows from operations, including sales of available base-load capacity under the master power purchase and sale agreement described above under " -- Executive Summary -- Recent Events -- Definitive Agreement for the Sale of the Company," and our external borrowing capability will be sufficient to meet the operational needs of our business for the next twelve months.

      CenterPoint Energy's $2.3 billion bank facility limits our incurrence of indebtedness for borrowed money to an aggregate principal amount not to exceed $250 million outstanding at any time and requires that proceeds from the sale of any material portion of our assets, proportionate to CenterPoint Energy's ownership interest in us and subject to certain other requirements, be used to prepay indebtedness under such credit facility. Our credit facility also limits our incurrence of additional secured indebtedness for borrowed money to a maximum of $175 million aggregate principal amount. Although we are not contractually bound by the limitations in CenterPoint Energy's bank facility, we expect that CenterPoint Energy would likely cause its representatives on our board of directors to direct our business so as not to breach the terms of its facility. CenterPoint Energy intends to seek a waiver from the lenders under its bank facility to permit us to borrow up to $717 million under the overnight bridge loan described below to fund the Public Company Merger.

      Under the terms of the definitive transaction agreement for the sale of the company to GC Power Acquisition, we have agreed to certain restrictions on our ability to incur indebtedness. Under these restrictions, prior to closing of the sale transaction we and our subsidiaries may not repurchase, repay or incur any indebtedness, issue any securities in respect of indebtedness or assume, guarantee, endorse or otherwise become responsible for the obligations or indebtedness of any person, other than:

      -     as otherwise contemplated by the transaction agreement;

      -     as required by applicable law;

      - items for which GC Power Acquisition has given its prior written consent (which cannot be unreasonably withheld or delayed);

      - borrowings under the $717 million overnight bridge loan financing commitment relating to the anticipated Public Company Merger, as described below;

      -     borrowings under our $250 million credit agreement:

            - to fund the purchase price for an additional interest in the South Texas Project pursuant to the exercise of the right of first refusal described under "Executive Summary -- Recent Events -- Agreement to Purchase Additional Interest in the South Texas Project";

            - to fund dividends or distributions allowed under the terms of the transaction agreement, including regular quarterly cash dividends not in excess of $0.25 per share per quarter; and

            - to fund working capital requirements to meet operating cash needs (up to $75 million in borrowings).

      Cash Flows From Operations -- Reliant Energy, Inc. (formerly named Reliant Resources, Inc. (RRI)) as a Significant Customer. To date, we have sold a substantial portion of our auctioned capacity entitlements to subsidiaries of RRI. Pursuant to a Master Power Purchase and Sale Agreement with a subsidiary of RRI related to power sales in the ERCOT market, we have been granted a security interest in accounts receivable and/or notes associated with the accounts receivable of certain subsidiaries of RRI to secure up to $250 million in purchase obligations. For more information regarding the impact that RRI's financial condition may have on our cash flows, please read "Our Business -- Risk Factors " in Item 1 of the Texas Genco Form 10-K. This pledge agreement with RRI will terminate with respect to new obligations incurred on and after January 1, 2005. We expect that the sale of our coal, lignite and gas-fired generation assets to GC Power Acquisition will close prior to January 1, 2005.

      Overnight Bridge Loan Facility for the Public Company Merger. As described under "- Executive Summary - Recent Events - Definitive Agreement for the Sale of the Company," in connection with the Public Company Merger, all of the 15,235,760 outstanding shares of our common stock held by our shareholders other than CenterPoint Energy (and those shareholders who validly perfect their dissenters' rights under Texas law) will be converted into the right to receive $47.00 per share in cash (without interest and less any applicable withholding taxes), resulting in an aggregate payment of up to approximately $716 million. Pursuant to GC Power Acquisition's debt financing letter, we have received a commitment from Goldman Sachs Credit Partners, L.P. to provide us with an overnight bridge loan of up to $717 million to finance the Public Company Merger. The overnight bridge loan will mature within 72 hours of its funding. The sale of our coal, lignite and gas fired generation plants to a subsidiary of GC Power Acquisition is expected to close on the business day following the Public Company Merger. We expect to use approximately $717 million of the $2,813 million of aggregate cash consideration we receive in the sale of our non-nuclear assets to fund or repay borrowings used to fund the Public Company Merger. A portion of the consideration for the sale of our non-nuclear assets will be paid directly to the lenders under the overnight bridge loan facility to the extent necessary to repay in full any amounts outstanding under that facility. We would seek to obtain alternate financing if the overnight bridge loan facility is not available to us, but we do not currently have any alternative financing plans or arrangements.

      Borrowings under the overnight bridge loan facility will bear interest at one-day LIBOR plus 100 basis points. The overnight bridge loan facility will be unsecured and guaranteed by all of our existing and subsequently acquired or organized domestic subsidiaries. The overnight bridge loan facility will include events of default as are usual and customary for a financing of its kind, including, without limitation, the following:

      -     failure to make payments when due;

      - defaults under certain other agreements or instruments of indebtedness;

      -     breaches of representations and warranties; and

      -     bankruptcy.

      We will pay all reasonable, documented out-of-pocket costs and expenses in connection with the overnight bridge loan facility.

      The closing of the Public Company Merger is conditioned on our access to the overnight bridge loan facility, which is itself conditioned on, in addition to customary corporate and documentation conditions, the closing and funding into escrow of the debt financing for GC Power Acquisition's purchase of our non-nuclear assets and the closing of documentation related to (but not the funding of) a $475 million delayed draw term loan facility to fund GC Power Acquisition's purchase of our nuclear assets in the last step of the sale transaction.

      Intercompany Borrowings. As a result of Genco LP's certification by the FERC as an EWG under the 1935 Act, CenterPoint Energy has established a money pool in which we, CenterPoint Energy and certain other unregulated subsidiaries of CenterPoint Energy can participate. Except in an emergency situation (in which CenterPoint Energy could provide funding pursuant to applicable SEC rules), CenterPoint Energy would be required to obtain approval from the SEC to issue and sell securities for purposes of funding our operations or for CenterPoint Energy to guarantee any of our securities. There is no assurance that CenterPoint Energy will have sufficient funds to meet our cash needs.

      Pension Plan. As discussed in Note 6(b) to the consolidated annual financial statements included in the Texas Genco Form 10-K (Texas Genco Notes), we participated in CenterPoint Energy's qualified non-contributory pension plan covering substantially all our employees through August 31, 2004. Pension expense for 2004 is estimated to be $12 million based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

      On September 1, 2004, we established a separate pension plan whereby we recorded a net pension liability of approximately $68 million in accordance with SFAS No. 87, "Employer's Accounting for Pensions" that was transferred to us from CenterPoint Energy. In October 2004, we received an allocation of assets from the CenterPoint Energy pension plan pursuant to rules and regulations under the Employee Retirement Income Security Act of 1974 amounting to $39 million. Because the pension plan is underfunded, pension contributions of $19 million are expected to be required in 2005.

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

      In the third quarter of 2004, we recorded an after-tax impairment of approximately $426 million related to the write-down of coal, lignite and gas-fired generation assets in connection with the first step of the sale transaction. These assets have been classified in the Consolidated Balance Sheets as "held for sale."

                          NEW ACCOUNTING PRONOUNCEMENTS

      See Note 4 to the Interim Financial Statements for a discussion of new accounting pronouncements that affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      As discussed in Note 9 to the Interim Financial Statements, CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, contributed $2.9 million in 2003 and expects to contribute $2.9 million in 2004 to trusts established to fund our share of the decommissioning costs for the South Texas Project. The securities held by the trusts for decommissioning costs had an estimated fair value of $200 million as of September 30, 2004, of which approximately 37% were debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at September 30, 2004, the fair value of the fixed-rate debt securities would decrease by approximately $1 million.

EQUITY MARKET VALUE RISK

      As discussed above under " -- Interest Rate Risk," CenterPoint Houston contributes to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held approximately 63% of total assets in equity securities as of September 30, 2004. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at September 30, 2004, the resulting loss in fair value of these securities would be approximately $12 million.

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

      As discussed in Note 2 to the Interim Financial Statements, Genco LP entered into a master power purchase and sale agreement with a member of the Goldman Sachs group in connection with the definitive agreement for the sale of our company entered into on July 21, 2004. Under that agreement, Genco LP has sold forward a substantial quantity of its available base-load capacity through 2008. We have designated the master power purchase and sale agreement as a cash flow hedge of the forecasted sale of base-load capacity through 2008.

      The sensitivity analysis performed on Genco LP's master power purchase and sale agreement measures the potential loss based on a hypothetical 10% movement in power prices. An increase of 10% in the market prices of electric power from their September 30, 2004 levels would have decreased the fair value of Genco LP's master power purchase and sale agreement from their levels on that date by $196 million.

      The above analysis of the Genco LP master power and sale agreement utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on Genco LP's forecasted sale of base-load capacity to which the hedges relate. Therefore, the adverse impact to the fair value of the Genco LP master power purchase and sale agreement held for hedging purposes associated with the hypothetical changes in electric power prices referenced above would be offset by a favorable impact to the underlying hedged forecasted sale of base-load capacity.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are, from time to time, a party to litigation arising in the normal course of our business, most of which involves contract disputes or claims for personal injury and property damage incurred in connection with our operations. For a description of a number of lawsuits involving claims of asbestos exposure at properties owned by us, please read "Our Business -- Environmental Matters -- Asbestos" in Item 1 of the Texas Genco Form 10-K, which is incorporated herein by reference. For a description of a lawsuit involving alleged violations of state and federal antitrust laws, please read "Texas Antitrust Action" in Note 9 to our Interim Financial Statements, which is incorporated herein by reference. For a description of lawsuits against the company and our board of directors involving alleged self-dealing and breach of fiduciary duty, please read Note 2 to our Interim Financial Statements, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 21, 2004, Utility Holding, acting in its capacity as the record holder of 64,764,240 shares, or approximately 81%, of our outstanding common stock, executed a written consent irrevocably approving the transaction agreement with GC Power Acquisition and the transactions it contemplates. For more information regarding the transaction agreement, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Executive Summary -- Recent Events -- Definitive Agreement for the Sale of the Company" in Item 2 of this report.

ITEM 6. EXHIBITS

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Pursuant to Item 601(b)(2) of Regulation S-K, Texas Genco has not filed the exhibits and schedules to Exhibits 2.1 and 2.2. Texas Genco hereby agrees to furnish a copy of any such exhibit or schedule to the SEC upon request.

                                                                                            SEC FILE
                                                                                               OR
EXHIBIT                                                                                    REGISTRATION         EXHIBIT
NUMBER                    DESCRIPTION             REPORT OR REGISTRATION STATEMENT            NUMBER           REFERENCE
------        -------------------------------     --------------------------------         ------------        ---------
 2.1          -- Transaction Agreement dated      Texas Genco Holdings, Inc.'s                1-31449            10.1
                 July 21, 2004 among              ("Texas Genco") Current
                 CenterPoint Energy, Inc.,        Report on Form 8-K dated July
                 Utility Holding, LLC, NN         21, 2004
                 Houston Sub, Inc., Texas
                 Genco Holdings, Inc., HPC
                 Merger Sub, Inc. and GC
                 Power Acquisition LLC
                 (excluding exhibits and
                 schedules thereto)

+2.2          -- Purchase and Sale Agreement
                 by and between AEP Texas
                 Central Company and City of
                 San Antonio acting by and
                 through The City Public
                 Service Board of San Antonio
                 and Texas Genco, L.P.,
                 dated as of September 3, 2003

 3.1          -- Amended and Restated             Texas Genco 's Form 10-K for                1-31449             3.1
                 Articles of Incorporation        the year ended December 31,
                                                  2002

 3.2          -- Amended and Restated Bylaws      Texas Genco's Form 10-K for                 1-31449             3.2
                                                  the year ended December 31,
                                                  2002

 4.1          -- Specimen Stock Certificate       Texas Genco's registration                  1-31449             4.1
                                                  statement on Form 10

 4.2.1        -- $75,000,000 revolving credit     CenterPoint Energy, Inc.'s                  1-31447          10(pp)(1)
                 facility dated as of             Form 10-K for the year ended
                 December 23, 2003 among          December 31, 2003
                 Texas Genco, LP and the
                 banks names therein

+4.2.2        -- First Amendment to Exhibit
                 4.2.1, dated as of September
                 3, 2004

+10.1         -- Master Power Purchase and
                 Sale  Agreement, dated July
                 21, 2004, by and between J.
                 Aron & Company and Texas
                 Genco, LP (including the

                 cover sheet, confirmation
                 letter, annexes and
                 schedules thereto) (portions
                 of this document have been omitted
                 pursuant to a request for
                 confidential treatment and
                 filed separately with the SEC)

+10.2         -- Texas Genco Retirement Plan,
                 as established effective
                 September 1, 2004

+10.3         -- Texas Genco Retirement
                 Trust, as established
                 effective September 1, 2004

+10.4         -- First Amendment to Texas
                 Genco Holdings, Inc.
                 Performance Unit Plan
                 (effective as of January 1,
                 2003), effective as of
                 October 1, 2004

+10.5         -- First Amendment to Texas
                 Genco Short Term Incentive
                 Plan (effective as of
                 January 1, 2004), effective
                 as of October 1, 2004

+10.6         -- Texas Genco Holdings, Inc.
                 Severance Benefits Plan
                 #2050 (effective June 1,
                 2004)

+10.7         -- Texas Genco Holdings, Inc.
                 Severance Benefits Plan
                 #2060 (effective October 1,
                 2004)

+10.8         -- Texas Genco Severance
                 Benefits Plan #2060 (as
                 amended and restated
                 effective October 1, 2004)

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

                                       TEXAS GENCO HOLDINGS, INC.

                                       By:    /s/ James S. Brian
                                          ---------------------------
                                                 James S. Brian
                                       Senior Vice President and Chief
                                         Accounting Officer

Date: November 9, 2004

                                 Exhibit Index

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Pursuant to Item 601(b)(2) of Regulation S-K, Texas Genco has not filed the exhibits and schedules to Exhibits 2.1 and 2.2. Texas Genco hereby agrees to furnish a copy of any such exhibit or schedule to the SEC upon request.

                                                                                            SEC FILE
                                                                                               OR
EXHIBIT                                                                                    REGISTRATION         EXHIBIT
NUMBER                    DESCRIPTION             REPORT OR REGISTRATION STATEMENT            NUMBER           REFERENCE
------                    -----------             --------------------------------         ------------        ---------
2.1           -- Transaction Agreement dated      Texas Genco Holdings, Inc.'s             1-31449               10.1
                 July 21, 2004 among              ("Texas Genco") Current
                 CenterPoint Energy, Inc.,        Report on Form 8-K dated July
                 Utility Holding, LLC, NN         21, 2004
                 Houston Sub, Inc., Texas
                 Genco Holdings, Inc., HPC
                 Merger Sub, Inc. and GC
                 Power Acquisition LLC
                 (excluding exhibits and
                 schedules thereto)

+2.2          -- Purchase and Sale Agreement
                 by and between AEP Texas
                 Central Company and City of
                 San Antonio acting by and
                 through The City Public
                 Service Board of San Antonio
                 and Texas Genco, L.P.,
                 dated as of September 3, 2003

3.1           -- Amended and Restated             Texas Genco 's Form 10-K for                1-31449             3.1
                 Articles of Incorporation        the year ended December 31,
                                                  2002

3.2           -- Amended and Restated Bylaws      Texas Genco's Form 10-K for                 1-31449             3.2
                                                  the year ended December 31,
                                                  2002

4.1           -- Specimen Stock Certificate       Texas Genco's registration                  1-31449             4.1
                                                  statement on Form 10

4.2.1         -- $75,000,000 revolving credit     CenterPoint Energy, Inc.'s                  1-31447          10(pp)(1)
                 facility dated as of             Form 10-K for the year ended
                 December 23, 2003 among          December 31, 2003
                 Texas Genco, LP and the
                 banks names therein

+4.2.2        -- First Amendment to Exhibit
                 4.2.1, dated as of September
                 3, 2004

+10.1         -- Master Power Purchase and
                 Sale  Agreement, dated July
                 21, 2004, by and between J.
                 Aron & Company and Texas
                 Genco, LP (including the

                 cover sheet, confirmation
                 letter, annexes and
                 schedules thereto) (portions
                 of this document have been omitted
                 pursuant to a request for
                 confidential treatment and
                 filed separately with the SEC)

+10.2         -- Texas Genco Retirement Plan,
                 as established effective
                 September 1, 2004

+10.3         -- Texas Genco Retirement
                 Trust, as established
                 effective September 1, 2004

+10.4         -- First Amendment to Texas
                 Genco Holdings, Inc.
                 Performance Unit Plan
                 (effective as of January 1,
                 2003), effective as of
                 October 1, 2004

+10.5         -- First Amendment to Texas
                 Genco Short Term Incentive
                 Plan (effective as of
                 January 1, 2004), effective
                 as of October 1, 2004

+10.6         -- Texas Genco Holdings, Inc.
                 Severance Benefits Plan
                 #2050 (effective June 1,
                 2004)

+10.7         -- Texas Genco Holdings, Inc.
                 Severance Benefits Plan
                 #2060 (effective October 1,
                 2004)

+10.8         -- Texas Genco Severance
                 Benefits Plan #2060 (as
                 amended and restated
                 effective October 1, 2004)

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